Form 10-Q
period 2021-03-31
American Acquisition Opportunity Inc.
filed 2021-05-13
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40233

AMERICAN ACQUISITION OPPORTUNITY INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1599759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12115 Visionary Way

Fishers, Indiana 46038

(Address of principal executive offices) (Zip Code)

(317) 855-9926

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	AMAOU	The Nasdaq Stock Market LLC
Common stock par value $0.0001 per share	AMAO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	AMAOW	The Nasdaq Stock Market LLC

As of May 11, 2021, 13,481,002 shares of common stock, par value $0.0001 per share were issued and outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet March 31, 2021

ASSETS

CURRENT ASSETS
Cash	$989,100
Prepaid Insurance	410,154

Total Current Assets	1,399,254

Cash Held in Trust account	101,000,000

TOTAL ASSETS	$102,399,254

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Total Current Liabilities	$-

Deferred Underwriter commissions	3,500,000
Fair value liability of Public Warrants	3,850,000
Fair value liability of Private Warrants	2,926,000
TOTAL LIABILITIES	10,276,000

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 9,296,955 shares at redemption value:	$89,199,253

SHAREHOLDER’S EQUITY
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 703,045 shares issued and outstanding for the period end (excluding 9,296,955 shares subject to possible redemption)	70

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,975,000 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	298

Additional paid-in capital	1,405,083

Accumulated Deficit	1,518,550

Total Shareholder’s Equity	2,924,001

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$102,399,254

__________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS FOR THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH March 31, 2021

Professional Fees	$(15,450)
Total Expenses	(15,450)
Gain on Warrant Fair Value Adjustment	1,534,000
Net Income	1,518,550

Weighted average shares outstanding, basic and diluted	3,887,500 (1)
Basic and diluted net loss per ordinary share	$0.39

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class A common stock at $9.90 per share	703,045	70	6,099,678	—	6,099,748
Issuance of Class B common stock to Founders(1)	2,875,000	288	24,712	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	-	1,000
Offering Costs	-	-	(4,910,297)	-	(4,910,297)
Sale of private placement units to sponsor	-	-	190,000	-	190,000
Net Income	—	—		1,518,550	1,518,550
Balance – March 31, 2021	2,875,000	$368	$1,405,083	$—	$2,924,001

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS

For the Period from January 20, 2021 (inception) through March 31, 2021
Cash flows from Operating Activities:
Net Income	$1,518,550
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	(850,000)
Fair Value Adjustment of Private Warrants	(684,000)
Changes in operating assets and liabilities:
Prepaid Insurance	(410,154)
Net used in operating activities	(425,604)

Cash Flows from Investing Activities
Investment of cash in Trust Account	(101,000,000)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	25,000
Proceeds from sale of Units, net underwriting discounts paid	98,539,704
Proceeds from sale of Private Warrants	3,850,000
Proceeds from promissory note – related party	485,900
Repayment of promissory note – related party	(485,900)
Proceeds from advance – related party	760,000
Repayment of advance – related party	(760,000)
Net cash provided by financing activities	102,414,704

Net Change in Cash	989,100
Cash – Beginning of period	—
Cash – Ending of period	$989,100

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

American Acquisition Opportunity Inc. (the “Company”) is a blank check company organized on January 20, 2021 under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the land holdings and resources industry in the United States.

The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,800,000 units (the “Placement Units”) at a price of $1.00 per Unit in a private placement to the Company’s sponsor, American Opportunity Ventures, LLC (the “Sponsor”), generating gross proceeds of $3,800,000, which is described in Note 4.

Transaction costs amounted to $4,910,297, consisting of $1,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees and $410,297 of other offering costs.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1: NATURE OF OPERATIONS (cont.)

Following the closing of the Initial Public Offering on March 22, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. After the Initial Public Offering, the Company is holding $101,000,000 from the proceeds received from the Initial Public Offering and the sale of the Placement Units in a trust account (“Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. After the Initial Public Offering, the Company is holding $101,000,000 from the proceeds received from the Initial Public Offering and the sale of the Placement Units in a trust account (“Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1: NATURE OF OPERATIONS (cont.)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a Initial Public Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These common stocks will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B common stock, the common stock included in the Placement Units (the “Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B common stock) and Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B common stock and Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until March 22, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.10).

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1: NATURE OF OPERATIONS (cont.)

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties: Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The Company adopted the calendar year as its basis of reporting.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering (as defined in Note 4) and that will be charged to stockholder’s equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, "Derivatives and Hedging". For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized.

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2021, through March 31, 2021, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company accounts for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current period and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future.

The Company expects to file U.S. federal and various state income tax returns. The Company was formed in 2021 and has not been required to file any tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

The provision for income taxes was deemed to be de minimis for the period from January 20, 2021 through March 31, 2021.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock, three-fourths of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant entitles the holder to purchase one-half of one common stock at an exercise price of $11.50 per whole share (see Note 5).

NOTE 4: PRIVATE PLACEMENT

Simultaneously with the closing of Initial Public Offering, the Sponsor purchased an aggregate of 3,800,000 Placement Units (or 4,100,000 Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $1.00 per Placement Unit for $3,800,000 in the aggregate. The Sponsor have agreed to purchase an additional aggregate amount of 300,000 Private Units, for $300,000 in the aggregate if the underwriters’ over-allotment is exercised in full. The proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement warrants (“Placement Warrants”), as described in Note 5. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants and the rights underlying the Placement Units (“Private Rights”) will expire worthless.

NOTE 5: SHAREHOLDER’S EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 22, 2021, there were 703,045 shares of common stock issued and outstanding, excluding 9,296,955 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 22, 2021, there were 2,975,000 shares of Class B common stock issued and outstanding, of which 2,875,000 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 5: SHAREHOLDER’S EQUITY (cont.)

The Company may call the warrants for redemption (excluding the Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●

if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 5: SHAREHOLDER’S EQUITY (cont.)

Transfer of Founders’ Shares

On March 22, 2020, our Sponsor transferred 5,000 shares of Class B common stock with a par value of $0.0001 per share to three of our independent directors. The number of shares of Class B common stock that our Sponsor holds after the transfer is 2,860,000 (of which 375,000 of such shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full).

Representative Shares

On March 22, 2021, we issued the 100,000 shares of Class B common stock to the representative for nominal consideration (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,000 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Founder Shares

On January 22, 2021 the Company issued the Sponsor an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Proposed Public Offering (assuming the Sponsor does not purchase any Public Shares in the Proposed Public Offering). The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

NOTE 6. RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). During the period ended, $760,000 has been advanced and repaid and as of March 31, 2021 $0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services.  As of March 31, 2021, no amounts have been paid under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or may be convertible into equity on March 22, 2022. During the period ended, $485,900 has been advanced and repaid and as of March 31, 2021 $0 is outstanding.

NOTE 7: COMMITMENTS AND CONTINGENCIES

In the course of normal operations, the Company may be involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

Registration Rights

The holders of the insider shares, as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the Initial Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these common stocks are to be released from escrow. The holders of a majority of the Placement Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 7: COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters are entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Initial Public Offering, or $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Initial Public Offering, or $3,500,000 (or up to $4,025,000 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

For a period beginning on the closing of this offering and ending 12 months from the closing of a business combination, we have granted the Representative a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

NOTE 8: SUBSEQUENT EVENTS

On March 30, 2021, the underwriters partially exercised their over-allotment option, and the closing and sale of an additional 506,002 Units (the “Over-Allotment Units”) occurred on April 1, 2021. The issuance by the Company of the Over-Allotments Units at a price of $10.00 per Unit resulted in total gross proceeds of $5,060,020. On April 1, 2021, simultaneously with the sale and issuance of the Over-Allotment Units, the Company consummated the sale of an additional 101,621 Private Placement Warrants (the “Over-Allotment Private Placement Warrants” and, together with the Private Placement Warrants, the “Private Placements”, generating gross proceeds of $101,621. The Over-Allotment Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

As of April 1, 2021, a total of $106,110,620.80 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Units) and the Private Placements were deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to American Acquisition Opportunity Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “shall,” “should,” “would and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 20, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the land holdings and resources industry in the United States. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 20, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 2, 2021 (inception), through March 31, 2021, we had a net loss of $15,450, which consists of professional fees related to our organizational activities.

Liquidity and Capital Resources

In March 2021, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

On March 17, 2020, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,800,000 Private Units to our initial stockholders generating gross proceeds of $3,800,000. Following the Initial Public Offering and the sale of the Private Warrants, a total of $101,000,000 was placed in the trust account.  We incurred $3,910,297 in Initial Public Offering related costs, including $3,500,000 of underwriting fees and $410,297 of other costs. For the period from its inception though March 31, 2021, cash used in operating activities was $15,450. Cash used from operating activities was due to an operating loss of $15,450 related to bank fees incurred from organization activities Cash generated from financing activities were $102,414,704 related to the proceeds of our initial public offering and sale of private warrants.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we have cash of $989,100. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $800,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public share of our common stock sold in the Initial Public Offering upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the promissory note to a related party

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating loss per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of loss that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2021, we issued an aggregate of 2,875,000 common stock shares to our initial stockholders for an aggregate purchase price of $25,000, or approximately $0.01 per share, in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act

In March 2021, we issued an aggregate of 100,000 shares to designees of Kingswood Capital. pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were issued to accredited investors. The shares issued were issued with a value of $0.0001 per share.

Simultaneous with the consummation of the Initial Public Offering, our initial stockholders consummated the private placement of an aggregate of 3,800,000 warrants at a price of $1.00 per Private Warrant. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the Private Warrants, $101,000,000 was placed in the Trust Account.

For a description of the use of proceeds generated in our Initial Public Offering, see Part I, Item 2 of the Form 10-Q

On April 1, 2021, the underwriters partially exercised their overallotment option and purchased an additional 506,002 Units.  In connection with this partial exercise, we issued an additional 101,621 Private Warrants at $1.00 per Private Warrant.  Of the total net proceeds raised in connection with the partial exercise of the overallotment option, $5,110,620.80 was placed in the Trust Account.

No underwriting discounts or commissions were paid in connection with the sale of the Private Warrants.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2021

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer

