Form 10-Q
period 2021-06-30
American Acquisition Opportunity Inc.
filed 2021-07-23
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

12115 Visionary Way, Unit 174

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

As of July 23, 2021, 13,481,002 shares of common stock, par value $0.0001 per share were issued and outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet June 30, 2021

ASSETS

CURRENT ASSETS
Cash	$692,909
Prepaid Insurance	307,614

Total Current Assets	1,000,523

Cash Held in Trust account	106,112,381

TOTAL ASSETS	$107,112,904

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Total Current Liabilities	$-

Deferred Underwriter commissions	3,500,000
Fair value liability of Public Warrants	3,466,981
Fair value liability of Private Warrants	2,575,070
TOTAL LIABILITIES	9,542,051

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 9,802,957 shares at redemption value:	$94,259,273

SHAREHOLDER’S EQUITY
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 703,045 shares issued and outstanding for the period end (excluding 9,296,955 shares subject to possible redemption)	70

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,975,000 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	298

Additional paid-in capital	1,354,483

Accumulated Deficit	1,956,729

Total Shareholder’s Equity	3,311,580

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$107,112,904

__________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS FOR THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH June 30, 2021

	For the three months ended June 30, 2021	From inception January 20, 2021 through June 30, 2021
Professional Fees	$(60,304)	$(75,754)
General and Administrative	(237,227)	(237,227)
Total Expenses	(297,531)	(312,981)
Gain on Warrant Fair Value Adjustment	438,179	2,267,949
Other Income	1,761	1,761
Net Income	438,179	1,956,729

Weighted average shares outstanding, basic and diluted	13,481,002 (1)	8,710,752 (1)
Basic and diluted net income per ordinary share	$0.03	$0.22

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class A common stock at $9.90 per share	703,045	70	6,099,678	—	6,099,748
Issuance of Class B common stock to Founders(1)	2,875,000	288	24,712	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Sale of private placement units to sponsor	—	—	190,000	—	190,000
Net income		—	—	1,518,550	(1,518,550)
Balance – March 31, 2021	2,875,000	$368	$1,405,083	$—	$2,924,001
Sale of private placement units		—	(50,600)	—	(50,600)
Net income		—	—	438,179	438,179
Balance – June 30, 2021	3,678,045	$368	$1,354,483	$1,956,729	$3,311,580

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS

For the Period from January 20, 2021 (inception) through June 30, 2021
Cash flows from Operating Activities:
Net Income	$1,956,729
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	(1,233,019)
Fair Value Adjustment of Private Warrants	(1,034,930)
Changes in operating assets and liabilities:
Prepaid Insurance	(307,613)
Net used in operating activities	(618,833)

Cash Flows from Investing Activities
Investment of cash in Trust Account	(106,112,381)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	25,000
Proceeds from sale of Units, net underwriting discounts paid	103,549,123
Proceeds from sale of Private Warrants	3,850,000
Proceeds from promissory note – related party	485,900
Repayment of promissory note – related party	(485,900)
Proceeds from advance – related party	760,000
Repayment of advance – related party	(760,000)
Net cash provided by financing activities	107,424,123

Net Change in Cash	692,909
Cash – Beginning of period	—
Cash – Ending of period	$692,909

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

Following the partial exercise of the underwriter’s overallotment, as of April 1, 2021, a total of $106,110,620.80 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Units) and the Private Placements were deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2021, through June 30, 2021, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the period from January 20, 2021 through June 30, 2021.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5: SHAREHOLDER’S EQUITY

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 703,045 shares of common stock issued and outstanding, excluding 9,802,957 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 2,975,000 shares of Class B common stock issued and outstanding, of which 2,875,000 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares).

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

On March 22, 2021, our Sponsor transferred 5,000 shares of Class B common stock with a par value of $0.0001 per share to three of our independent directors. The number of shares of Class B common stock that our Sponsor holds after the transfer is 2,860,000 (of which 375,000 of such shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). During the period ended, $760,000 has been advanced and repaid and as of June 30, 2021 $ 0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of June 30, 2021, $30,000 have been paid under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or may be convertible into equity on March 22, 2022. During the period ended, $485,900 has been advanced and repaid and as of June 30, 2021 $ 0 is outstanding.

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

None.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 20, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 2, 2021 (inception), through June 30, 2021, we had a net income of $1,956,729, which consists of professional fees related to our organizational and administrative activities and valuation adjustment for our public and private warrants.

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

As of June 30, 2021, a total of $106,110,620.80 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Units) and the Private Placements were deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

As of June 30, 2021, we have cash of $692,909. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer
Date:	July 23, 2021

