Form 10-Q/A
period 2021-03-31
American Acquisition Opportunity Inc.
filed 2021-10-21
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Original Report”) of American Acquisition Opportunity Inc (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2021 to restate the Company footnote disclosures as of and for the three months ended March 31, 2021 to correct an error noted below that was identified by the Company’s management related to the accounting treatment of certain warrants as well as certain minor inaccuracies in the description of the material terms of the Private Warrants and the rights attached to such Private Warrants, as well as certain minor inaccuracies in the description of the material terms of the Private Warrants and the rights attached to such Private Warrants and typographical errors, and that the Exhibit List attached to the Original Report should be amended.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Public Warrants and Private Warrants (each defined below) in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the public and private warrants should be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting, with changes in fair value recognized in the statement of operations in the period of change.

The Company prepared financial statements included in the Original Report consistent with the SEC Statement but did not include a restatement in the footnotes of its previously issued balance sheet as of March 22, 2021, filed by the Company on Form 8-K on March 29, 2021, to correct the impact of the misapplication of the accounting for the Warrants and certain footnotes in the Original Report did not describe the material terms of the Warrants consistent with SEC Statement and such footnotes contained minor typographical errors as described above.

As a result, the Company’s management, together with the Audit Committee, determined on October 18, 2021, that the Company’s financial statements, related footnotes, and other financial data as of and for the three months ended March 31, 2021 included in the Original Report should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon. On October 20, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Report.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 1A. Risk Factors

Part II, Item 6. Exhibit

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

2

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet March 31, 2021

ASSETS

CURRENT ASSETS
Cash	$989,100
Prepaid Insurance	410,154

Total Current Assets	1,399,254

Cash Held in Trust account	101,000,000

TOTAL ASSETS	$102,399,254

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Total Current Liabilities	$-

Deferred Underwriter commissions	3,500,000
Fair value liability of Public Warrants	3,850,000
Fair value liability of Private Warrants	2,926,000
TOTAL LIABILITIES	10,276,000

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 9,296,955 shares at redemption value:	$89,199,253

SHAREHOLDER’S EQUITY
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 703,045 shares issued and outstanding for the period end (excluding 9,296,955 shares subject to possible redemption)	70

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,975,000 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	298

Additional paid-in capital	1,405,083

Accumulated Deficit	1,518,550

Total Shareholder’s Equity	2,924,001

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$102,399,254

__________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS FOR THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH March 31, 2021

Professional Fees	$(15,450)
Total Expenses	(15,450)
Gain on Warrant Fair Value Adjustment	1,534,000
Net Income	1,518,550

Weighted average shares outstanding, basic and diluted	3,887,500 (1)
Basic and diluted net loss per ordinary share	$0.39

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class A common stock at $9.90 per share	703,045	70	6,099,678	—	6,099,748
Issuance of Class B common stock to Founders(1)	2,875,000	288	24,712	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	-	1,000
Offering Costs	-	-	(4,910,297)	-	(4,910,297)
Sale of private warrants to sponsor	-	-	190,000	-	190,000
Net Income	—	—		1,518,550	1,518,550
Balance – March 31, 2021	3,678,045	$368	$1,405,083	$—	$2,924,001

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

The Company is a blank check company organized on January 20, 2021 under the laws of the State of Delaware. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the land holdings and resources industry in the United States.

The registration statement for the Company’s initial public offering was declared effective on March 17, 2021 (“Initial Public Offering”). On March 22, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s sponsor, American Opportunity Ventures, LLC (the “Sponsor”), generating gross proceeds of $3,800,000, which is described in Note 5.

Transaction costs amounted to $4,910,297, consisting of $1,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees and $410,297 of other offering costs.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1: NATURE OF OPERATIONS (cont.)

Following the closing of the Initial Public Offering on March 22, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. After the Initial Public Offering, the Company is holding $101,000,000 from the proceeds received from the Initial Public Offering and the sale of the Private Warrants in the Trust Account, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1: NATURE OF OPERATIONS (cont.)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation and By-Laws provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s Warrants. These common stocks will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC, prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B common stock and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B common stock) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B common stock and securities underlying the Private Warrants shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

NOTE 2A — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AS OF MARCH 22, 2021

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of March 22th, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 22, 2021, filed by the Company on Form 8-K on March 29, 2021, should be restated in this Note 2A to correct the impact of the misapplication of the accounting for the Warrants. The restatement resulted in a $8,310,000 increase to the warrant liabilities line item and an offsetting decrease to the Class A ordinary share subject to redemption equity line item as of March 22, 2021. There is no change to total shareholders’ equity at any reported balance sheet date.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The following table summarizes the effect of the restatement on each financial statement line items as of March 22, 2021.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 22, 2021 (audited)
Warrant Liability	$—	$8,310,000	$8,310,000
Total Liabilities	4,745,900	8,310,000	13,055,900
Class A Common Stock Subject to Possible Redemption	98,782,172	(8,310,000)	90,472,172
Class A Common Stock	139	114	253
Additional Paid-in Capital	5,000,034	428,280	5,428,314
Accumulated Deficit	(1,035)	(428,394)	(429,429)

These amounts have been further restated as discussed in Note 2B below.

NOTE 2B — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is filing this Amendment to amend the Original Report, to restate the Company’s relate footnote disclosures as of and for the three months ended March 31, 2021 to correct errors noted below that were identified by the Company’s management.

As a result of the SEC Statement, during the three months ended March 31, 2021, the Company reevaluated the accounting treatment of the Public Warrants and Private Warrants (each defined below) in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the public and private warrants should be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting, and concluded that the Original Report contained certain minor inaccuracies in the description of the material terms of the Private Warrants and the rights attached to such Private Warrants, that the Exhibit List attached to the Original Report should be amended, and certain typographical errors should be corrected.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

As a result, the Company’s management, together with the Audit Committee, determined on October 18, 2021, that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 included in the Original Report, and the other minor inaccuracies described above, should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering (as described in Note 4) and that were charged to stockholder’s equity upon the completion of the Initial Public Offering.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4: INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 6).

NOTE 5: PRIVATE PLACEMENT

Simultaneously with the closing of Initial Public Offering, the Sponsor purchased an aggregate of 3,800,000 Private Warrants (or 4,100,000 Private Warrants if the underwriters’ over-allotment is exercised in full) at a price of $1.00 per Private Warrant for $3,800,000 in the aggregate. The Sponsor has agreed to purchase an additional aggregate amount of 300,000 Private Warrants, for $300,000 in the aggregate if the underwriters’ over-allotment is exercised in full. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The term of the Private Warrants are described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 6: SHAREHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000shares of preferred stock with a par value of $0.0001per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 22, 2021, there were 703,045 shares of common stock issued and outstanding, excluding 9,296,955 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 22, 2021, there were 2,975,000 shares of Class B common stock issued and outstanding, of which 2,875,000 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: SHAREHOLDER’S EQUITY (cont.)

Transfer of Founders’ Shares

On March 22, 2020, our Sponsor transferred 5,000 shares of Class B common stock with a par value of $0.0001 per share to each of three of our independent directors. The number of shares of Class B common stock that our Sponsor holds after the transfer is 2,860,000 (of which 375,000 of such shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full).

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

Founder Shares

On January 22, 2021 the Company issued the Sponsor an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor owns, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

NOTE 7: RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). During the period ended, $760,000 has been advanced and repaid and as of March 31, 2021, $0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 7: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services.  As of March 31, 2021, no amounts have been paid under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. During the period ended, $485,900 has been advanced and repaid and as of March 31, 2021, $0 is outstanding.

NOTE 8: WARRANTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 9: FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $101,000,000 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$101,000,000

Liabilities:
Warrant Liability – Public Warrants	3	3,850,000
Warrant Liability – Private Warrants	3	2,926,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date. The decrease in the fair value of the warrant liability from the date of the Private Placement (March 19, 2021) to March 31, 2021 reflects a change in the estimated fair value per private warrant for the period from $0.95 to $0.77 and per public warrant for the period from $0.94 to $0.77.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(684,000)	(850,000)	(1,534,000)
Fair value as of March 31, 2021	2,926,000	3,850,000	6,776,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

In the course of normal operations, the Company may be involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

Registration Rights

The holders of the insider shares, as well as the holders of the Private Warrants (and underlying securities) and any securities issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the Initial Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing upon the date that the Company consummates a Business Combination. The holders of a majority of the Private Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 10: COMMITMENTS AND CONTINGENCIES (cont.)

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

Right of First Refusal

For a period beginning on the closing of this offering and ending 24 months from the closing of a business combination, we have granted the Representative a right of first refusal to act as sole book runner, and/or sole placement agent, at the representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for us or any of our successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

NOTE 11: SUBSEQUENT EVENTS

On March 30, 2021, the underwriters partially exercised their over-allotment option, and the closing and sale of an additional 506,002 Units (the “Over-Allotment Units”) occurred on April 1, 2021. The issuance by the Company of the Over-Allotments Units at a price of $10.00 per Unit resulted in total gross proceeds of $5,060,020. On April 1, 2021, simultaneously with the sale and issuance of the Over-Allotment Units, the Company consummated the sale of an additional 101,621 Private Warrants (the “Over-Allotment Private Warrants” and, together with the Private Warrants, the “Private Placements”, generating gross proceeds of $101,621. The Over-Allotment Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the period ended March 31, 2021 (the “Restatement”). In the Original Report, our Warrants were not accurately described in the notes to our financial statements.

The Restatement is more fully described in Notes 2A and 2B to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

For the period from January 20, 2021 (inception), through March 31, 2021, we had a net loss of $15,450, which consists of professional fees related to our organizational activities.

Liquidity and Capital Resources

In March 2021, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

On March 17, 2020, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,800,000 Private Warrants to our initial stockholders generating gross proceeds of $3,800,000. Following the Initial Public Offering and the sale of the Private Warrants, a total of $101,000,000 was placed in the trust account.  We incurred $3,910,297 in Initial Public Offering related costs, including $3,500,000 of underwriting fees and $410,297 of other costs. For the period from its inception though March 31, 2021, cash used in operating activities was $15,450. Cash used from operating activities was due to an operating loss of $15,450 related to bank fees incurred from organization activities. Cash generated from financing activities were $102,414,704 related to the proceeds of our Initial Public Offering and sale of Private Warrants.

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued SEC Statement, wherein the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the Private Warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2021, we issued an aggregate of 2,875,000 common stock shares to our initial stockholders for an aggregate purchase price of $25,000, or approximately $0.01 per share, in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act

In March 2021, we issued an aggregate of 100,000 shares to designees of Kingswood Capital pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were issued to accredited investors. The shares issued were issued with a par value of $0.0001 per share.

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

For a description of the use of proceeds generated in our Initial Public Offering, see Part I, Item 2 of the Form 10-Q.

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

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
10.1(2)	Letter Agreement, dated March 17, 2021, by and among Registrant and its officers, directors, and Sponsors
10.2(2)	Investment Management Trust Agreement, dated March 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC
10.3(2)	Registration Rights Agreement, dated March 17, 2021, by and among the Registrant and certain security holders
10.4(2)	Administrative Support Agreement, dated March 17, 2021, by and between the Registrant and the American Resources Corporation
10.5(2)	Private Placement Warrants Subscription Agreement, dated March 17, 2021, by and between the Registrant and the Sponsor
10.6(2)	Representative Share Purchase Letter Agreement, dated March 16, 2021, by and between Registrant, Kingswood Capital Markets, divisions of Benchmark Investments Inc., and certain designees
10.7(1)	Promissory Note issued to Sponsor
10.8(1)	Form of Indemnity Agreement
10.9(1)	Form of Securities Subscription Agreement between the Registrant and American Opportunity Ventures LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q/A for the period ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).

__________

* Filed herewith

** Furnished herewith

(1) Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 21, 2021

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer

