Form 10-Q/A
period 2021-06-30
American Acquisition Opportunity Inc.
filed 2021-10-22
CIK 1843656

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Original Report”) of American Acquisition Opportunity Inc (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 23, 2021 to restate the Company footnote disclosures as of and for the three months ended June 30, 2021 to correct an error noted below that was identified by the Company’s management related to the accounting treatment of certain warrants as well as certain minor inaccuracies in the description of the material terms of the Private Warrants and the rights attached to such Private Warrants and typographical errors, and that the Exhibit List attached to the Original Report should be amended.

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

As a result, the Company’s management, together with the Audit Committee, determined on October 18, 2021, that the Company’s financial statements, related footnotes, and other financial data as of and for the three months ended June 30, 2021 included in the Original Report should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

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

2

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet June 30, 2021

ASSETS

CURRENT ASSETS
Cash	$692,909
Prepaid Insurance	307,614

Total Current Assets	1,000,523

Cash Held in Trust account	106,112,381

TOTAL ASSETS	$107,112,904

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Total Current Liabilities	$-

Deferred Underwriter commissions	3,500,000
Fair value liability of Public Warrants	3,466,981
Fair value liability of Private Warrants	2,575,070
TOTAL LIABILITIES	9,542,051

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 9,802,957 shares at redemption value:	$94,259,273

SHAREHOLDER’S EQUITY
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 703,045 shares issued and outstanding for the period end (excluding 9,296,955 shares subject to possible redemption)	70

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,975,000 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	298

Additional paid-in capital	1,354,483

Accumulated Deficit	1,956,729

Total Shareholder’s Equity	3,311,580

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$107,112,904

__________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS FOR THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH June 30, 2021

	For the three months ended June 30, 2021	From inception January 20, 2021 through June 30, 2021
Professional Fees	$(60,304)	$(75,754)
General and Administrative	(237,227)	(237,227)
Total Expenses	(297,531)	(312,981)
Gain on Warrant Fair Value Adjustment	438,179	2,267,949
Other Income	1,761	1,761
Net Income	438,179	1,956,729

Weighted average shares outstanding, basic and diluted	13,481,002 (1)	8,710,752 (1)
Basic and diluted net income per ordinary share	$0.03	$0.22

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class A common stock at $9.90 per share	703,045	70	6,099,678	—	6,099,748
Issuance of Class B common stock to Founders(1)	2,875,000	288	24,712	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Sale of private placement units to sponsor	—	—	190,000	—	190,000
Net income		—	—	1,518,550	(1,518,550)
Balance – March 31, 2021	3,678,045	$368	$1,405,083	$—	$2,924,001
Sale of private placement units		—	(50,600)	—	(50,600)
Net income		—	—	438,179	438,179
Balance – June 30, 2021	3,678,045	$368	$1,354,483	$1,956,729	$3,311,580

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

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

The registration statement for the Company’s initial public offering was declared effective on March 17, 2021 (the “Initial Public Offering”). On March 22, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is described in Note 3.

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

Following the partial exercise of the underwriter’s overallotment, as of April 1, 2021, a total of $106,110,620.80 of the net proceeds from the sale of the Units in the Initial Public Offering (including the Over-Allotment Units) and the Private Warrants were deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

The Sponsor has agreed (a) to vote its Class B common stock and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B common stock) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B common stock and the securities underlying the Private Warrants shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is filing this Amendment to amend the Original Report, to restate the Company’s relate footnote disclosures as of and for the three months ended June 30, 2021 to correct errors noted below that were identified by the Company’s management.

As a result of the SEC Statement, during the three months ended June 30, 2021, the Company reevaluated the accounting treatment of the Public Warrants and Private Warrants (each defined below) in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the public and private warrants should be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting, and concluded that the Original Report contained certain minor inaccuracies in the description of the material terms of the Private Warrants and the rights attached to such Private Warrants, that the Exhibit List attached to the Original Report should be amended, and certain typographical errors should be corrected.

As a result, the Company’s management, together with the Audit Committee, determined on October18, 2021, that the Company’s financial statements and other financial data as of and for the three months ended June 30, 2021 included in the Original Report, and the other minor inaccuracies described above, should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

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

NOTE 4: INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 6).

On March 30, 2021, the underwriters partially exercised their over-allotment option, and the closing and sale of an additional 506,002 Units (the “Over-Allotment Units”) occurred on April 1, 2021. The issuance by the Company of the Over-Allotments Units at a price of $10.00 per Unit resulted in total gross proceeds of $5,060,020.

NOTE 5: PRIVATE PLACEMENT

Simultaneously with the closing of Initial Public Offering, the Sponsor purchased an aggregate of 3,800,000 Private Warrants (or 4,100,000 Private Warrants if the underwriters’ over-allotment is exercised in full) at a price of $1.00 per Private Warrant for $3,800,000 in the aggregate. The Sponsor  agreed to purchase an additional aggregate amount of 300,000 Private Warrants, for $300,000 in the aggregate if the underwriters’ over-allotment was exercised in full. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The terms of the Private Warrants are described in Note 8. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

On April 1, 2021, simultaneously with the sale and issuance of the Over-Allotment Units, the Company consummated the sale of an additional 101,621 Private Warrants (the “Over-Allotment Private Placement Warrants” and, together with the Private Warrants sold simultaneously with the consummation of the Initial Public Offering, the “Private Warrants”), generating gross proceeds of $101,621. The Over-Allotment Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6: SHAREHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 there were no shares of preferred stock issued or outstanding.

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

NOTE 7. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. During the period ended, $485,900 has been advanced and repaid and as of June 30, 2021 $0 is outstanding.

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

NOTE 8:  WARRANTS (cont.)

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

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 9: FAIR VALUE MEASUREMENTS (cont.)

At June 30, 2021, assets held in the Trust Account were comprised of $101,000,000 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$106,112,381

Liabilities:
Warrant Liability – Public Warrants	3	3,446,981
Warrant Liability – Private Warrants	3	2,575,070

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date. The decrease in the fair value of the warrant liability from the date of the Private Placement (March 19, 2021) to June 30, 2021 reflects a change in the estimated fair value per private warrant for the period from $0.95 to $0.66 and per public warrant for the period from $0.94 to $0.66.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(1,034,930)	(1,233,019)	(2,267,949)
Fair value as of June 30, 2021	2,575,070	3,466,981	6,042,051

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

The underwriters are entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Initial Public Offering, or $1,000,000(or up to $1,150,000 if the underwriters’ over-allotment was exercised in full). In addition, the underwriters are entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Initial Public Offering, or $3,500,000(or up to $4,025,000 if the underwriters’ over- allotment was exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the period ended June 30, 2021 (the “Restatement”). In the Original Report, our Warrants were not accurately described in the notes to our financial statements.

The Restatement is more fully described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

On March 17, 2020, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,800,000 Private Warrants to our initial stockholders generating gross proceeds of $3,800,000. Following the Initial Public Offering and the sale of the Private Warrants, a total of $101,000,000 was placed in the trust account. We incurred $3,910,297 in Initial Public Offering related costs, including $3,500,000 of underwriting fees and $410,297 of other costs. For the period from its inception though June 30, 2021, cash used in operating activities was $618,833 mostly from administrative and due diligence costs. Cash generated from financing activities were $102,414,704 related to the proceeds of our Initial Public Offering and sale of Private Warrants.

On March 30, 2021, the underwriters partially exercised their over-allotment option, and the closing and sale of an additional 506,002 Over-Allotment Units occurred on April 1, 2021. The issuance by the Company of the Over-Allotments Units at a price of $10.00 per Unit resulted in total gross proceeds of $5,060,020. On April 1, 2021, simultaneously with the sale and issuance of the Over-Allotment Units, the Company consummated the sale of an additional 101,621 Over-Allotment Private Warrants, generating gross proceeds of $101,621. The Over-Allotment Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

As of June 30, 2021, a total of $106,110,620.80 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Units) and the Private Warrants were deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q/A for the period ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

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

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer
Date:	October 21, 2021

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer
Date:	October 21, 2021

