Form 10-Q
period 2021-09-30
American Acquisition Opportunity Inc.
filed 2021-10-22
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 22, 2021, 13,481,002 shares of common stock, par value $0.0001 per share were issued and outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet September 30, 2021

ASSETS

CURRENT ASSETS
Cash	$366,772
Due from affiliate	5,381
Prepaid Insurance	205,074

Total Current Assets	577,227

Cash Held in Trust account	106,114,011

TOTAL ASSETS	$106,691,238

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts Payable	$750
Total Current Liabilities	750

Deferred Underwriter commissions	3,500,000
Fair value liability of Public Warrants	2,889,151
Fair value liability of Private Warrants	2,145,892
TOTAL LIABILITIES	8,535,793

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 9,296,955 shares at redemption value:	$94,259,273

SHAREHOLDER’S EQUITY
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 703,045 shares issued and outstanding for the period end (excluding 9,296,955 shares subject to possible redemption)	70

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,975,000 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	298

Additional paid-in capital	1,354,482

Accumulated Deficit	2,541,322

Total Shareholder’s Equity	3,896,172

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$106,691,238

__________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS FOR THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH September 30, 2021

	For the three months ended September 30, 2021	From inception January 20, 2021 through September 30, 2021

Professional Fees	($290,757)	$(366,510)
General and Administrative	(133,290)	(370,517)
Total Expenses	($424,047)	(737,027)
Gain on Warrant Fair Value Adjustment	1,007,008	3,274,957
Other Income	1,631	3,391
Net Income	584,592	2,541,321

Weighted average shares outstanding, basic and diluted	13,481,002	10,318,309 (1)
Basic and diluted net loss per ordinary share	0.04	$0.15

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021	—	$—	$—	$—	$—
Issuance of Class A common stock at $9.90 per share	703,045	70	6,099,678	—	6,099,748
Issuance of Class B common stock to Founders(1)	2,875,000	288	24,712	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Sale of private placement units to sponsor	—	—	190,000	—	190,000
Net income		—	—	1,518,550	(1,518,550)
Balance – March 31, 2021	3,678,045	$368	$1,405,083	$—	$2,924,001
Sale of private placement units		—	(50,600)	—	(50,600)
Net income		—	—	438,179	438,179
Balance – June 30, 2021	3,678,045	$368	$1,354,483	$1,956,729	$3,311,580
Net income		-	-	584,592	584,592
Balance – September 30, 2021	3,678,045	$368	$1,354,482	$2,541,322	$3,896,172

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS

For the Period from January 20, 2021 (inception) through September 30, 2021
Cash flows from Operating Activities:
Net Income	$2,541,322
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	(1,810,849)
Fair Value Adjustment of Private Warrants	(1,464,108)
Changes in operating assets and liabilities:
Due from affiliate	(5,381)
Prepaid Insurance	(205,074)
Accounts Payable	750
Net used in operating activities	(943,340)

Cash Flows from Investing Activities
Investment of cash in Trust Account	(106,114,011)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	25,000
Proceeds from sale of Units, net underwriting discounts paid	103,549,123
Proceeds from sale of Private Warrants	3,850,000
Proceeds from promissory note – related party	485,900
Repayment of promissory note – related party	(485,900)
Proceeds from advance – related party	760,000
Repayment of advance – related party	(760,000)
Net cash provided by financing activities	107,424,123

Net Change in Cash	366,772
Cash – Beginning of period	—
Cash – Ending of period	$366,772

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

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

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering (as described in Note 3) and that were charged to stockholder’s equity upon the completion of the Initial Public Offering.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2021, through September 30, 2021, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the period from January 20, 2021 through September 30, 2021.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 5).

On March 30, 2021, the underwriters partially exercised their over-allotment option, and the closing and sale of an additional 506,002 Units (the “Over-Allotment Units”) occurred on April 1, 2021. The issuance by the Company of the Over-Allotments Units at a price of $10.00 per Unit resulted in total gross proceeds of $5,060,020.

NOTE 4: PRIVATE PLACEMENT

Simultaneously with the closing of Initial Public Offering, the Sponsor purchased an aggregate of 3,800,000 Private Warrants (or 4,100,000 Private Warrants if the underwriters’ over-allotment is exercised in full) at a price of $1.00 per Private Warrant for $3,800,000 in the aggregate. The Sponsor has agreed to purchase an additional aggregate amount of 300,000 Private Warrants, for $300,000 in the aggregate if the underwriters’ over-allotment is exercised in full. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The term of the Private Warrants are described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

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

NOTE 5: SHAREHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 there were no shares of preferred stock issued or outstanding.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). During the nine-month period ended September 30, 2021, $760,000 has been advanced and repaid and as of March 31, 2021, $0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of September 30, 2021, $60,000 has been paid under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. During the nine-month period ended, $485,900 has been advanced and $491,281 has been repaid and as of September 30, 2021, $5,381 is due to the Sponsor.

NOTE 7: WARRANTS

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

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

NOTE 8: FAIR VALUE MEASUREMENTS

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

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

At September 30, 2021, assets held in the Trust Account were comprised of $106,114,011 in money market funds which are invested primarily in U.S. Treasury Securities. Through September, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$106,114,011

Liabilities:
Warrant Liability – Public Warrants	3	2,889,151
Warrant Liability – Private Warrants	3	2,145,892

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date. The decrease in the fair value of the warrant liability from the date of the Private Placement (March 19, 2021) to September 30, 2021 reflects a change in the estimated fair value per private warrant for the period from $0.95 to $0.55 and per public warrant for the period from $0.94 to $0.55.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(1,464,108)	(1,810,849)	(3,274,957)
Fair value as of September 30, 2021	2,145,892	2,889,151	6,776,000

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 9: COMMITMENTS AND CONTINGENCIES (cont.)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 20, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 20, 2021 (inception), through September 30, 2021, we had a net income of $2,541,321, which consists of professional fees related to our organizational and due diligence activities and fair value adjustments.

Liquidity and Capital Resources

In March 2021, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

On March 17, 2020, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,800,000 Private Warrants to our initial stockholders generating gross proceeds of $3,800,000. Following the Initial Public Offering and the sale of the Private Warrants, a total of $101,000,000 was placed in the trust account. We incurred $3,910,297 in Initial Public Offering related costs, including $3,500,000 of underwriting fees and $410,297 of other costs. For the period from its inception though September 30, 2021, cash used in operating activities was $943,340. Cash used from operating activities was due to an operating expenses totaling $737,027 related to bank, professional and due diligence fees. Cash generated from financing activities were $107,424,123 related to the proceeds of our Initial Public Offering and sale of Private Warrants.

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

As of September 30, 2021, we have cash of $366,772. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101 attachments).

____

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2021

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer

