Form 10-Q/A
period 2021-09-30
American Acquisition Opportunity Inc.
filed 2022-03-09
CIK 1843656

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one half of redeemable warrant	AMAOU	The Nasdaq Stock Market LLC
Common stock par value $0.0001 per share	AMAO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	AMAOW	The Nasdaq Stock Market LLC

As of March 9, 2022, 13,232,502 shares of common stock, par value $0.0001 per share were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Original Report”) of American Acquisition Opportunity Inc (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 22, 2021.

Background of Restatement

On March 7, 2022, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that it is appropriate to restate the Company’s previously issued audited balance sheet as of March 17, 2021 on Form 8-K filed with the SEC, as previously restated in the Company’s Quarterly Report on Form 10-Q filed with the SEC (the “Q1 Form 10-Q”), the Company’s unaudited quarterly financial statements as of and for the three months ended March 31, 2021 included in the Q1 Form 10-Q, as previously restated, the Company’s unaudited quarterly financial statements as of and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC, as previously restated (the “Q2 Form 10-Q”), and the Company’s unaudited quarterly financial statements as of and for the nine months ended September 30, 2021, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC (the “Q3 Form 10-Q” and, the financial statements included in the Q1 Form 10-Q, the Q2 Form 10-Q, and the Q3 Form 10-Q, the “Non-Reliance Financial Statements”). Considering the restatement of such financial statements, the Company concluded that the Non-Reliance Financial Statements should no longer be relied upon. This Amendment includes restatements of the Non-Reliance Financial Statements.

In connection with SEC pronouncements related to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the Company re-evaluated its accounting of the Public Shares (as defined below). As a result, the Company determined that at the closing of the Initial Public Offering (as defined below), it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.10 per share, while also taking into consideration that pursuant to the Company’s amended and restated certificate of incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheet.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the periods affected by the Non-Reliance Financial Statements. See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not impact the Company’s cash position or cash held in the Trust Account established in connection with the Initial Public Offering.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 4, Controls and Procedures

Part II, Item 1A. Risk Factors

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

2

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Part I – Financial Information

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet September 30, 2021 As Amended

ASSETS

CURRENT ASSETS
Cash	$366,772
Due from affiliate	5,381
Prepaid Insurance	205,074

Total Current Assets	577,227

Cash Held in Trust account	106,114,011

TOTAL ASSETS	$106,691,238

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts Payable	$750
Total Current Liabilities	750

Deferred Underwriter commissions	3,500,000
Fair value liability of Public Warrants	2,889,151
Fair value liability of Private Warrants	2,145,892
TOTAL LIABILITIES	8,535,793

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per share, 10,506,002 shares at redemption value:	$100,359,021

SHAREHOLDER’S EQUITY
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding for the period end (excluding 10,506,002 shares subject to possible redemption)	-

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,975,000 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	298

Additional paid-in capital	(4,745,196)

Accumulated Deficit	2,541,322

Total Shareholder’s Equity	(2,203,577)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$106,691,238

__________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS FOR THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH September 30, 2021

	For the three months ended September 30, 2021	From inception January 20, 2021 through September 30, 2021

Professional Fees	($290,757)	$(366,510)
General and Administrative	(133,290)	(370,517)
Total Expenses	($424,047)	(737,027)
Gain on Warrant Fair Value Adjustment	1,007,008	3,274,957
Other Income	1,631	3,391
Net Income	584,592	2,541,321

Weighted average shares outstanding, basic and diluted	13,481,002	10,318,309 (1)
Basic and diluted net loss per ordinary share	0.04	$0.15

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AS AMENDED

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021	—	$—	$—	$—	$—
Issuance of Class A common stock at $9.90 per share	-	-	-	—	-
Issuance of Class B common stock to Founders(1)	2,875,000	288	24,712	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Sale of private placement units to sponsor	—	—	190,000	—	190,000
Net income		—	—	1,518,550	(1,518,550)
Balance – March 31, 2021	3,075,000	$298	$(4,694,595)	$—	$(3,175,747)
Sale of private placement units		—	(50,600)	—	(50,600)
Net income		—	—	438,179	438,179
Balance – June 30, 2021	3,075,000	$298	$(4,745,195)	$1,956,729	$(2,788,168)
Net income		-	-	584,592	584,592
Balance – September 30, 2021	3,075,000	$298	$(4,745,195)	$2,541,322	$(2,203,577)

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with SEC pronouncements related to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the Company re-evaluated its accounting of the Public Shares. As a result, the Company determined that at the closing of the Initial Public Offering, it had improperly valued the Public Shares. The Company has previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.10per share, while also taking into consideration that pursuant to the Company’s Amended and Restated Certificate of Incorporation, a redemption cannot result in net tangible assets being less than $5,000,001. Pursuant to the updated analysis, management determined that all Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Public Shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value, and reclassified the remaining Public Shares from permanent equity to temporary equity on the Company’s condensed balance sheet.

The Company assessed the materiality of these corrections on its prior periods’ financial statements in accordance with SEC Staff Accounting Bulletins Topic 1.M, Materiality and Topic 1.A, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections. As a result of this assessment, the Company determined that the corrections were material to the previously filed and restated financial statements that contained the error as initially reported in the Company’s Form 8-K as of March 17, 2021, and the Forms 10-Q for the quarterly periods ended March 31, 2021 June 30, 2021, and September 30, 2021 (collectively, the “Affected Periods”). Therefore, the Company concluded that the Affected Periods should be restated to present all Public Shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of the Initial Public Offering, with a resulting decrease in additional paid-in capital and increase in accumulated deficit. As such, the Company is reporting these restatements to the Affected Periods in this Amendment.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, non-redeemable shares of Class A common stock and shares of Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of common stock share pro-rata in the net income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results for all periods presented, or in the amount of cash in the Trust Account.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

The impact of the restatement on the financial statements for the Affected Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of March 17, 2021:

	As of March 17, 2021
	As Previously Reported	Adjustments	As Adjusted

Class A Subject to Redemption	$90,472,172	$6,099,748	$96,571,920

Class A common	$70	$(70)	$-

APIC	$5,015,083	$(6,099,678)	$(1,084,595)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of March 31, 2021:

	As of March 31, 2021 (Unaudited)
	As Previously Reported	Adjustments	As Adjusted

Class A Subject to Redemption	$90,472,172	$6,099,748	$96,571,920

Class A common	$70	$(70)	$-

APIC	$5,015,083	$(6,099,678)	$(1,084,595)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of June 30, 2021:

	As of June 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	As Adjusted

Class A Subject to Redemption	$94,259,273	$6,099,748	$100,359,021

Class A common	$70	$(70)	$-

APIC	$5,015,083	$(6,099,678)	$(1,084,595)

The table below presents the effect of the financial statement adjustments related to the restatement of the Company’s previously reported balance sheet as of September 30, 2021:

	As of September 30, 2021 (Unaudited)
	As Previously Reported	Adjustments	As Adjusted

Class A Subject to Redemption	$94,259,273	$6,099,748	$100,359,021

Class A common	$70	$(70)	$-

APIC	$5,015,083	$(6,099,678)	$(1,084,595)

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. As discussed in Note 2, all of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 10,506,002 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. During the nine-month period ended, $1,491,281 has been advanced and $1,485,900 has been repaid and as of September 30, 2021, $5,381 is due to the Sponsor.

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

For the period from January 20, 2021 (inception), through September 30, 2021, we had a net income of $2,541,321, primarily from fair value adjustments of warrant liabilities as well as  operating expenses such as professional fees related to our organizational and due diligence activities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. As discussed in Note 2, all of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 10,506,002 and 0 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

In connection with SEC pronouncements related to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), we re-evaluated our accounting of the Public Shares (as defined below) and we concluded that we needed to restate the presentation of shares of Class A common stock subject to possible redemption to reflect the public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.  Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

Date: March 9, 2022

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer

