Form 10-Q
period 2022-03-31
American Acquisition Opportunity Inc.
filed 2022-04-28
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 28, 2022, 4,537,685 shares of common stock, par value $0.0001 per share were issued and outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

AMERICAN ACQUISITION OPPORTUNITY INC. CONDENSED BALANCE SHEET (Unaudited) March 31, 2022

ASSETS
	3/31/2022	12/31/2021
CURRENT ASSETS
Cash	$1,511	$293,153
Accounts receivable – related party	268,125	675,000
Prepaid insurance	206,762	102,534
Deposits	75,000	-

Total current assets	551,398	1,070,687

Cash held in trust account	15,788,742	106,116,023
Cash held in escrow account	280,875	-
TOTAL ASSETS	$16,621,015	$107,186,710

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	99,002	99,002
Total Current Liabilities	$99,002	$99,002

Deferred underwriter commissions	3,500,000	3,500,000
Fair value liability of public warrants	785,250	3,036,301
Fair value liability of private warrants	585,244	2,262,941
TOTAL LIABILITIES	4,969,496	8,898,244

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 1,563,242 shares at redemption value:	$15,788,742	$106,112,020

SHAREHOLDER’S EQUITY
Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,726,500 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	273	273
Additional paid-in capital	(10,140,613)	(10,140,613)
Accumulated Deficit	6,014,352	2,316,786
Total Shareholder’s Equity	(4,131,600)	(7,823,554)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	16,621,015	107,186,710

__________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying footnotes are integral to the unaudited financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. CONDENSED STATEMENT OF OPERATIONS (Unaudited) FOR THE QUARTER ENDED MARCH 31, 2022 AND THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH March 31, 2021

	3/31/2022	3/31/2021
Professional fees	$(102,400)	$(15,450)
General and administrative	(136,014)	-
Total expenses	(238,414)	(15,450)
Gain on warrant fair value adjustment	3,928,748	1,534,000
Other income	1,620	-
Net income	3,691,954	1,518,550

Weighted average shares outstanding, basic and diluted	12,387,930	3,887,500 (1)
Basic and diluted net loss per ordinary share	$0.30	$0.39

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying footnotes are integral to the unaudited financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC.

CONDENSED STATEMENT OF CHANGES SHAREHOLDER’S EQUITY (Unaudited)

FOR THE QUARTER ENDED MARCH 31, 2022 AND THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock		Additional Paid-In	Retained	Total Stockholder’s
	Shares	Amount	Capital	Earning	Equity
Balance January 20, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Founders(1)	2,626,500	263	24,737	-	25,000
Issuance of Class B Common to Representatives	100,000	10	990	-	1,000
Offering Costs	-	-	(4,910,297)	-	(4,910,297)
Warrant fair value and capital adjustments	-	-	496,956	-	496,956
Class A common stock	-	-	(5,752,999)	-	(5,752,999)
Net Income	-	-	-	2,316,786	2,316,786
Balance – December 31, 2021	2,726,500	$273	$(10,140,613)	$2,316,786	$(7,823,554)
Net Income	-	-	-	3,691,954	3,691,954
Balance – March 31, 2022	2,726,500	273	(10,140,613)	6,008,740	(4,131,600)

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying footnotes are integral to the unaudited financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2022	For the Period from January 20, 2021 (inception) through March 31, 2021
Cash flows from Operating Activities:
Net Income	$3,691,954	$1,518,550
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	(2,251,051)	(850,000)
Fair Value Adjustment of Private Warrants	(1,677,697)	(684,000)
Changes in operating assets and liabilities:
Accounts receivable – related party	408,875	-
Prepaid insurance	(104,228)	(410,154)
Deposits	(75,000)	-
Accounts payable	-	-
Net used in operating activities	(9,147)	(425,604)

Cash Flows from Investing Activities
Investment of cash in Trust Account	90,046,406	(101,000,000)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	-	25,000
Proceeds from sale of Units, net underwriting discounts paid	(90,328,901)	98,539,704
Proceeds from sale of Private Warrants	-	3,850,000
Proceeds from promissory note – related party	-	485,900
Repayment of promissory note – related party	-	(485,900)
Proceeds from advance – related party	-	760,000
Repayment of advance – related party	-	(760,000)
Net cash provided by financing activities	(90,328,901)	102,414,704

Net Change in Cash	(291,642)	989,100
Cash – Beginning of period	293,153	-
Cash – Ending of period	$1,511	$989,100

The accompanying footnotes are integral to the unaudited financial statements.

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: NATURE OF OPERATIONS (cont.)

              The Company will have until March 22, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.10).

On March 21, 2022 the Company certified an Amended and Restated Certificate of Incorporation of the Company extending the Combination Period to September 21, 2022.

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These financial statements should be read in conjunction with the Company’s 2020 audited financial statements and notes thereto which were filed on Form 10-K on March 25, 2022.

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of March 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2021, through March 31, 2022, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the as of March 31, 2022.

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 1,563,242 shares of Class A Common Stock issued and outstanding, subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 22, 2021, there were 2,975,000 shares of Class B common stock issued and outstanding, of which 2,875,000 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).  As of March 31, 2022, there were 2,726,500 shares of Class B Common Stock issued and outstanding.

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

NOTE 5: SHAREHOLDER’S EQUITY (cont.)

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

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). During the period ended, $760,000 has been advanced and repaid and as of March 31, 2022 and 2021, $0 is outstanding. The advance bears no interest rate.

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services.  As of March 31, 2022 and 2021, $30,000 and $0 have been paid under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. During the period ended, $485,900 has been advanced and repaid and as of March 31, 2022, $0 is outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7: WARRANTS (cont.)

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

At March 31, 2022 and 2021, assets held in the Trust Account were comprised of 16,069,617 and $101,000,000 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$16,069,617	$101,000,000

Liabilities:
Warrant Liability – Public Warrants	3	785,250	3,850,000
Warrant Liability – Private Warrants	3	585,244	2,926,000

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8: FAIR VALUE MEASUREMENTS (cont.)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 and 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$-	$-	$-
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(684,000)	(850,000)	(1,534,000)
Fair value as of March 31, 2021	2,926,000	3,850,000	6,776,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$2,262,941	$3,036,301	$5,299,242

Change in valuation inputs or other assumptions	(1,677,697)	(2,251,051)	(3,928,748)
Fair value as of March 31, 2022	585,244	785,250	1,370,494

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: COMMITMENTS AND CONTINGENCIES  (cont.)

Forward Share Purchase Agreements

Effective March 25, 2022, American Acquisition Opportunity Inc., a Delaware corporation (“AMAO” or the “Company”), and certain accredited investors in the Company (the “Investors”) entered into Forward Share Purchase Agreements (each, a “Purchase Agreement” and collectively, the “Purchase Agreements”), pursuant to which the Investors may each individually elect to sell and transfer to the Company via redemption on the earlier of (a) the closing of the Company’s initial business combination (the “Business Combination”), and (b) September 22, 2022 (the “Extended Date”), the amount of shares of the Company’s Class A common stock (“Shares”) identified in each Purchase Agreement, for an aggregate purchase price of $10.35 per Share (the “Shares Purchase Price”).  Collectively, the Investors hold 1,123,499 Shares subject to the Purchase Agreements.

If an Investor provides a timely notice of an election to sell or redeem Shares, the Company will pay the Shares Purchase Price for each eligible Share as follows: (a) 0.25 for each Share being sold by such selling Investor to be delivered by the escrow agent appointed by the parties (the “Escrow Agent”) from an escrow account established by the parties the Purchase Agreements (the “Escrow Account”) and (B) $10.10 for each Share being sold by such selling Investor to be delivered in the form of a redemption payment from the trustee of the trust account established in conjunction with the closing of the Company’s initial public offering.  The Company has agreed to deposit $280,874.75 into the Escrow Account to satisfy payment of the Shares Purchase Price for all Investors.  In order to be eligible to receive the Shares Purchase Price, the Investors must continuously hold such Shares unless Shares are sold in open market sales at a price per Share greater than $10.35 and such sold Shares are replaced by other Shares purchased in the open market.  If an Investor fails to timely notify the Company of its election to sell or redeem Shares, such Investor will have forfeited its right to sell or redeem Shares.

In exchange for the Company’s commitment to purchase or redeem the Shares at the Shares Purchase Price, each Investor agreed (i) not to request redemption of any of the Shares in conjunction with the Company’s approval of the Extension Proposal (as described in Item 5.07), and (ii) to withdraw any prior redemption requests with respect to the amount of Shares subject the applicable Purchase Agreement.  The Company agreed that it would not enter into any agreements with additional redeeming holders of its Shares containing material terms that are more favorable to such additional redeeming holders than the terms offered to the Investors, provided, however, that if the Company did provide more favorable terms to a third party, the Company would promptly advise the Investors and provide them with a right to amend the Purchase Agreements to include such more favorable terms.

In the event that an Investor fails to timely deliver a notice of its election to sell or redeem Shares, exercises its election with respect to only a portion of the Shares, or fails to continuously hold some or all Shares, subject to the exception for open market sales and repurchases (the total amount Shares that are consequently not required to be purchased or redeemed by the Company, the “Retained Shares”), then, within five business days of the Extended Date, the parties to each Purchase Agreement shall instruct the Escrow Agent to release an amount equal to $0.25 multiplied by the number of Retained Shares to the Company.

The Purchase Agreements contain customary representations, warranties and covenants from the parties. The Company agreed to indemnify each Investor and its respective officers, directors, employees, agents and shareholders (collectively referred to as the “Indemnitees”) against, and hold them harmless of and from, any and all loss, liability, cost, damage and expense, including without limitation, reasonable and documented out-of-pocket outside counsel fees, which the Indemnitees may suffer or incur by reason of any action, claim or proceeding, in each case, brought by a third party creditor of the Company asserting that an Investor is not entitled to receive the aggregate Share Purchase Price or such portion thereof as they are entitled to receive pursuant to a Purchase Agreement, in each case unless such action, claim or proceeding is the result of the fraud, bad faith, willful misconduct or gross negligence of any Indemnitee.

As of March 31, 2022, cash held in escrow for the settlement of the forward purchase agreement was $280,875.

NOTE 10: SUBSEQUENT EVENTS

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

Results of Operations

For the 3-months ended March 31, 2022, our activities have been target due diligence, legal and administrative costs.  Our only activities from January 20, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the 3-month period ended March 31, 2022, we had net income of 2,316,786.  For the period from January 20, 2021 (inception), through March 31, 2021, we had a net loss of $15,450, which consists of professional fees related to our organizational activities.

Liquidity and Capital Resources

In March 2021, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

On March 17, 2021, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,800,000 Private Warrants to our initial stockholders generating gross proceeds of $3,800,000. Following the Initial Public Offering and the sale of the Private Warrants, a total of $101,000,000 was placed in the trust account.  We incurred $3,910,297 in Initial Public Offering related costs, including $3,500,000 of underwriting fees and $410,297 of other costs. For the period from its inception though March 31, 2021, cash used in operating activities was $15,450. Cash used from operating activities was due to an operating loss of $15,450 related to bank fees incurred from organization activities. Cash generated from financing activities were $102,414,704 related to the proceeds of our Initial Public Offering and sale of Private Warrants.

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

As of March 31, 2022, we have cash of $1,511. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:

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

Date: April 28, 2022

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer

