Form 10-Q
period 2022-06-30
American Acquisition Opportunity Inc.
filed 2022-08-17
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 16, 2022, 1,562,685 shares of common stock, par value $0.0001 per share were issued and outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet June 30, 2022

ASSETS

CURRENT ASSETS	June 30, 2022	December 31, 2021
Cash	$127,187	$293,153
Accounts receivable – related party	-	675,000
Prepaid Insurance	103,381	102,534
Deposits	75,000	-

Total Current Assets	305,568	1,070,687

Cash Held in Trust account	15,811,165	106,116,023
Cash Held in Escrow account	280,875	-

TOTAL ASSETS	$116,397,608	$107,186,710

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$30,825	-
Accounts payable	95,770	99,002
Total Current Liabilities	126,595	99,002

Deferred Underwriter commissions	3,500,000	3,500,000
Fair value liability of Public Warrants	1,020,825	3,036,301
Fair value liability of Private Warrants	772,522	2,262,941
TOTAL LIABILITIES	5,419,942	8,898,244

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 1,582,685 in 2022 and 10,506,002 in 2021 shares at redemption value:	$15,783,119	$106,112,020

SHAREHOLDER’S EQUITY

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,726,500 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	273	273

Additional paid-in capital	(10,140,613)	(10,140,613)

Accumulated Deficit	5,334,887	2,316,786

Total Shareholder’s Equity	(4,805,453)	(7,823,554)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$116,397,608	$107,186,710

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	From inception January 20, 2021 through June 30, 2021
Professional Fees	$(143,792)	$(60,304)	$(246,192)	$(75,754)
General and Administrative	(133,381)	(237,227)	(269,395)	(237,227)
Total Expenses	(277,173)	(297,531)	(515,587)	(312,981)
Gain (Loss) on Warrant Fair Value Adjustment	(422,853)	438,179	3,505,895	2,267,949
Other Income	26,173	1,761	27,793	1,761
Net Income	(673,853)	438,179	3,018,101	1,956,729

Weighted average shares outstanding, basic and diluted	4,537,685	13,481,002	8,441,121	8,710,752
Basic and diluted net income per ordinary share	$(0.15)	$0.03	$0.36	$0.22

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH JUNE 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Founders(1)	2,626,500	263	24,737	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Warrant fair value and capital adjustments	—	—	496,956	—	496,956
Class A common stock			(5,752,999)		(5,752,999)
Net income		—	—	2,316,786	2,316,786
Balance – December 31, 2021	2,726,500	$273	$(10,140,613)	$2,316,786	$(7,823,554)
Net income		—	—	3,018,101	3,018,101
Balance – June 30, 2022	2,726,500	$273	$(10,140,613)	$5,344,887	$(4,805,453)

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS

	For the six months ending June 30, 2022	For thePeriod from January 20, 2021 (inception) through June 30, 2021
Cash flows from Operating Activities:
Net Income	$3,018,101	$1,956,729
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	(2,015,476)	(1,233,019)
Fair Value Adjustment of Private Warrants	(1,490,419)	(1,034,930)
Changes in operating assets and liabilities:
Accounts receivable – related party	675,000
Prepaid Insurance	(847)	(307,613)
Deposits	(75,000)
Accounts payable	27,593
Net used in operating activities	138,952	(618,833)

Cash Flows from Investing Activities
Investment of cash in Trust Account	90,023,983	(106,112,381)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	-	25,000
Proceeds from sale of Units, net underwriting fees paid	(90,328,902)	103,549,123
Proceeds from sale of Private Warrants	-	3,850,000
Proceeds from promissory note – related party	-	485,900
Repayment of promissory note – related party	-	(485,900)
Proceeds from advance – related party	-	760,000
Repayment of advance – related party	-	(760,000)
Net cash provided by financing activities	(90,328,902)	107,424,123

Net Change in Cash	(165,966)	692,909
Cash – Beginning of period	293,153	—
Cash – Ending of period	$127,187	$692,909

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1: NATURE OF OPERATIONS (cont.)

The Company initially had until March 22, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.10).

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These financial statements should be read in conjunction with the Company’s 2021 audited financial statements and notes thereto which were filed on Form 10-K on March 25, 2022.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of June 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2021, through June 30, 2022, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis as of June 30, 2022.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5: SHAREHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 1,562,685 shares of common stock issued and outstanding, stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022, there were 2,726,500 shares of Class B common stock issued and outstanding, of which 2,626,500 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

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

On March 22, 2021, our Sponsor transferred 5,000 shares of Class B common stock with a par value of $0.0001 per share to each of three of our independent directors. The number of shares of Class B common stock that our Sponsor holds after the transfer is 2,860,000.

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

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). From inception to date, $760,000 has been advanced and repaid and as of June 30, 2022 $ 0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of June 30, 2022, $150,000 have been paid under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on September 22, 2022. During the period ended, $485,900 has been advanced and repaid and as of June 30, 2022 $0 is outstanding.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

NOTE 7:  WARRANTS (cont.)

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

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A common shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8: FAIR VALUE MEASUREMENTS (cont.)

At June 30, 2022 and 2021, assets held in the Trust Account were comprised of $15,811,165 and $106,112,381 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$15,811,165	$106,112,381

Liabilities:
Warrant Liability – Public Warrants	3	1,020,825	3,446,981
Warrant Liability – Private Warrants	3	722,522	2,575,070

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(1,034,930)	(1,233,019)	(2,267,949)
Fair value as of June 30, 2021	2,575,070	3,466,981	6,042,051

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$2,262,941	$3,036,301	$5,299,242
Change in valuation inputs or other assumptions	(1,490,419)	(2,015,476)	(3,505,895)
Fair value as of June 30, 2022	772,522	1,020,825	1,793,347

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 9: COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.  The underwriters partially exercised their option and purchased 506,002 additional units at a per unit price of $10.00

The underwriters are entitled to a cash underwriting discount of one percent (1.00%) of the gross proceeds of the Initial Public Offering, or $1,000,000. In addition, the underwriters are entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Initial Public Offering, or $3,500,000(or up to $4,025,000 if the underwriters’ over- allotment was exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

As of June 30, 2022, cash held in escrow for the settlement of the forward purchase agreement was $280,875.

Agreement and Plan of Merger

                On June 28, 2022, the Company entered into an agreement and plan of merger by and among the Company and Royalty Management Co, and Indiana Corporation.

NOTE 10: SUBSEQUENT EVENTS

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

Results of Operations

For the 3-months ended June 30, 2022, our activities have been target due diligence, legal and administrative costs.  Our only activities from January 20, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 20, 2021 (inception), through June 30, 2022, we had a net income of $5,334,887, which consists of professional fees related to our organizational and administrative activities and valuation adjustment for our public and private warrants.

For the six-month period ended June 30, 2022, we had net income of $3,018,101.  For the period from January 20, 2021 (inception), through June 30, 2021, we had net income of $1,956,730.

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

As of June 30, 2022, we have cash of $127,187. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101 attachments).

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

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer
Date:	August 16, 2022

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer
Date:	August 16, 2022

