Form 10-K
period 2022-12-31
American Acquisition Opportunity Inc.
filed 2023-03-22
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $15,704,984.

There were 3,500,611 shares of the registrant's Common Stock outstanding on March 21, 2022.

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

As of December 31, 2022, there were six shareholders of record of our common stock.  This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 742,308.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Stock Performance Graph

	High	Low
Quarters ending in 2021
March 31	$9.98	$9.91
June 30	9.86	9.85
September 30	10.06	9.85
December 31	10.25	9.93

Quarters ending in 2022
March 31	$11.41	$9.535
June 30	11.24	10.01
September 30	10.32	10.05
December 31	10.43	9.97

Recent Sales of Unregistered Sales of Equity Securities

On March 12, 2021, our sponsor, American Opportunity Ventures LLC, purchased an aggregate of 3,800,000 placement warrants (or 4,100,000 placement warrants if the over-allotment option is exercised in full) at a price of $1.00 per unit, for an aggregate purchase price of $3,800,000 ($4,100,000 if the over-allotment option is exercised in full). Each placement warrant will be identical to the warrants sold in this offering, except as described in this prospectus. The placement warrants were sold in a private.

Upon inception, our initial stockholders own an aggregate of 2,875,000 shares of our Class B common stock (up to 375,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) which will automatically convert into shares of our Class A common stock at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment as described herein.

Use of Proceeds

The proceeds raised through the unregistered sales of equity securities were for general and administrative uses as well as funding the Trust.

Repurchases

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the one-year period ended December 31, 2022 and our capital resources and liquidity as of December 31, 2022. Use of the terms “AMAO,” the “Company,” “we,” “us” and “our” in this discussion refer to American Acquisition Opportunity Inc. and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last year, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022.

Revenues.

For the years ended December 31, 2022 and 2021, our activities have been target due diligence, legal and administrative costs.  We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Revenues for the years ended December 31, 2022 and 2021 were $0, respectively.

Expenses.

Total Operating Expenses for the year ended December 31, 2022 were $1,221,649. The main driver of operating expenses were administrative and professional fees.

Total Other Income for the period ended December 31, 2022 were $5,110,357, mostly from the fair value adjustments of warrant liabilities.

Total Operating Expenses for the year ended December 31, 2021 were $1,016,819. The main driver of operating expenses were administrative and professional fees.

Total Other Income for the period ended December 31, 2021 were $3,333,605 mostly from the fair value adjustments of warrant liabilities.

Financial Condition.

Total Assets as of December 31, 2022 amounted to $7,790,834.  The large decrease in assets was due to trust redemptions of $90,344,512.92 and $8,331,836.23 on March 29, 2022 and September 28, 2022, respectively.  The redemptions were returned to the shareholders as prescribed in the initial offering documents.

Total Liabilities as of December 31, 2022 amounted to $516,755. The primary drivers for the decrease in liability balance was fair value of warrant liability.

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

On March 29, 2022 - trust redemption of $90,334,512,92, reducing the trust account balance to $15,788,742.13.  The redemption was allowed under initial offering documents at the time of trust extension which was necessary because a business combination had not been completed.

On September 28, 2022, a second trust redemption of $8,331,836.23.  The redemption was allowed under initial offering documents at the time of trust extension.

As of December 31, 2022 the balance in the trust account was $7,613,761.76.

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

As of  December 31, 2022, we have unrestricted cash of $77,023. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2022, $120,000 has been paid under this agreement.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of American Acquisition Opportunity Inc. (the “Company”) as of December 31, 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the period January 1, 2022 through December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period January 1, 2022 through December 31, 2022, in conformity with accounting principles generally accepted in the United States.

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

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 21, 2023

American Acquisition Opportunity Inc.

Balance Sheet

Part I – Financial Information

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet December 31, 2022

ASSETS

CURRENT ASSETS	December 31, 2022	December 31, 2021
Cash	$77,023	$293,153
Accounts receivable – related party	-	675,000
Prepaid Insurance	100,049	102,534
Deposits	-	-

Total Current Assets	177,072	1,070,687

Cash Held in Trust account	7,613,762	106,116,023

TOTAL ASSETS	$7,790,834	$107,186,710

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$359,825	-
Accounts payable	156,931	99,002
Total Current Liabilities	516,755	99,002

Deferred Underwriter commissions	3,500,000	3,500,000
Fair value liability of Public Warrants	110,182	3,036,301
Fair value liability of Private Warrants	101,432	2,262,941
TOTAL LIABILITIES	4,228,369	8,898,244

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per share, 742,308 as of 2022 and 10,506,002 as of 2021 shares at redemption value:	$7,497,311	$106,112,020

SHAREHOLDERS’ EQUITY

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,726,500 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	273	273

Additional paid-in capital	(10,140,613)	(10,140,613)

Accumulated Deficit	6,205,494	2,316,786

Total Shareholder’s Equity	(3,934,846)	(7,823,554)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,790,834	$107,186,710

_________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

American Acquisition Opportunity Inc.

Statement of Operations

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS FOR THE PERIOD BEGINNING JANUARY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2022

	For the year ended December 31, 2022	From inception January 20, 2021 through December 31, 2021
Professional Fees	$(662,568)	$(513,762)
General and Administrative	(559,081)	(503,057)
Total Expenses	(1,221,649)	(1,016,819)
Gain (Loss) on Warrant Fair Value Adjustment	5,087,628	3,328,201
Other Income	22,729	5,404
Net Income	3,888,708	2,316,786

Weighted average shares outstanding, basic and diluted	6,246,353	11,115,481 (1)
Basic and diluted net income per ordinary share	$0.62	$0.21

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

American Acquisition Opportunity Inc.

Statement of Shareholders’ Equity

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021	—	$—	$—	$—	$—
Issuance of Class B common stock to Founders(1)	2,626,500	263	24,737	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Warrant fair value and capital adjustments	—	—	357,556	—	357,556
Sale of private placement units to sponsor	—	—	139,400	—	139,400
Class A common stock			(5,752,999)		(5,752,999)
Net income		—	—	2,316,786	2,316,786
Balance – December 31, 2021	2,726,500	$273	$(10,140,613)	$2,316,786	$(7,823,554)
Net Income	-	-	-	3,888,708	3,888,708
Balance – December 31, 2022	2,726,500	273	(10,140,613)	6,205,294	(3,934,846)

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

American Acquisition Opportunity Inc.

Statement of Cash Flows

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS

	For the year ending December 31, 2022	For the Period from January 20, 2021 (inception) through December 31, 2021
Cash flows from Operating Activities:
Net Income	$3,888,708	$2,316,786
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	(2,926,119)	(1,663)
Fair Value Adjustment of Private Warrants	(2,161,509)	(1,347,059)
Changes in operating assets and liabilities:
Accounts receivable – related party	675,000	(675,000)
Prepaid Insurance	2,485	(102,534)
Deposits	0
Accounts payable	417,753	99,002
Net used in operating activities	(103,682)	(1,372,504)

Cash Flows used in Investing Activities
Withdrawal (Investment) of cash in Trust Account	98,502,261	(106,116,023)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	-	25,975
(Return of Investment Proceeds) Proceeds from sale of Units, net underwriting fees paid	(98,614,709)	107,616,305
Proceeds from sale of Private Warrants	-	139,400
Proceeds from promissory note – related party	-	485,900
Repayment of promissory note – related party	-	(485,900)
Proceeds from advance – related party	-	760,000
Repayment of advance – related party	-	(760,000)
Net cash used in financing activities	(98,614,709)	107,781,680

Net Change in Cash	(216,130)	293,153
Cash – Beginning of period	293,153	—
Cash – Ending of period	$77,023	$293,153

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC.

Notes to the Financial Statements For the Year Ended December 31, 2022

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. As discussed in Note 2, all of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 742,308 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against additional paid-in capital and accumulated deficit.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of  the year ended December 31, 2022, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the year ending December 31, 2022.

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

NOTE 5: SHAREHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022, there were 742,308 shares of Class A common stock issued and outstanding.  At December 31, 2021, there were 10,506,002 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022, there were 2,975,000 shares of Class B common stock issued and outstanding, of which 2,875,000 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 5: SHAREHOLDERS’ EQUITY (cont.)

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

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). From inception to date, $760,000 has been advanced and repaid and as of December 31, 2022, $0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2022, $120,000 is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of December 31, 2021 December 31, 2022, $0 and $239,825 is outstanding, respectively.

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

The company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	2022	2021
Expected Dividend Yield	0.00%	0.0%
Expected volatility	1.55%	11.1%
Risk-Free Rate	4.27%	1.2%
Expected life of warrants	2.72	4.3

				Weighted
		Weighted		Average	Aggregate
	Number of	Average		Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price		Life in Years	Value

Exercisable (vested) - December 31, 2020	-	$-			$-

Granted	4,777,364	$1		4.3	$2,770,871
Forfeited or Expired	-
Exercised	-
Outstanding December 31, 2021	4,777,364	$1		4.3	$2,770,871
Exercisable (vested) - December 31, 2021	4,777,364	$1		4.3	$2,770,871

Granted	-	$-			$-
Forfeited or Expired	-	$-	#		$-
Exercised	-	$-	#		$-
Outstanding December 31, 2022	4,777,364	$0		3.3	$100,325
Exercisable (vested) - December 31, 2022	4,777,364	$0		3.3	$100,325

				Weighted
		Weighted		Average	Aggregate
	Number of	Average		Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price		Life in Years	Value

Exercisable (vested) - December 31, 2020	-	$-			$-

Granted	3,901,201	$0.58		4.3	$2,262,696.58
Forfeited or Expired	-	$-			$-
Exercised	-	$-			$-
Outstanding December 31, 2021	3,901,201	$0.58		4.3	$2,262,696.58
Exercisable (vested) - December 31, 2021	3,901,201	$0.58		4.3	$2,262,696.58

Granted	-	$-			$-
Forfeited or Expired	-	$-			$-
Exercised	-	$-			$-
Outstanding December 31, 2022	3,901,201	$0.03		3.3	$101,431.23
Exercisable (vested) - December 31, 2022	3,901,201	$0.03		3.3	$101,431.23

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

At December 31, 2022 and 2021, assets held in the Trust Account were comprised of $7,613,762 and  $106,116,023 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets, liabilities and redeemable class A common that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$7,613,762	$106,116,023

Liabilities:
Warrant Liability – Public Warrants	3	110,182	3,036,301
Warrant Liability – Private Warrants	3	101,432	2,262,941

Commitments and Contingencies:
Class A Common Stock		7,497,311	106,112,020

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2022 and 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date. The decrease in the fair value of the warrant liability from the date of the Private Placement (March 19, 2021) to December 31, 2022 reflects a change in the estimated fair value per private warrant for the period from $0.95 to $0.026 and per public warrant for the period from $0.94 to $0.021.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(1,347,059)	(1,663,699)	(3,010,758)
Fair value as of December 31, 2021	2,262,941	3,036,301	5,299,242

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$2,262,941	$3,036,301	$5,299,242
Change in valuation inputs or other assumptions	(2,161,510)	(2,926,119)	(5,087,629)
Fair value as of December 31, 2022	101,431	110,182	211,613

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

Right of First Refusal

For a period beginning on March 21, 2021 and ending 24 months from the closing of a business combination, we have granted the Representative a right of first refusal to act as sole book runner, and/or sole placement agent, at the representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for us or any of our successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

Forward Share Purchase Agreements

Effective March 25, 2022, the Company and certain accredited investors in the Company (the “Investors”) entered into Forward Share Purchase Agreements (each, a “Purchase Agreement” and collectively, the “Purchase Agreements”), pursuant to which the Investors may each individually elect to sell and transfer to the Company via redemption on the earlier of (a) the closing of the Company’s initial business combination (the “Business Combination”), and (b) September 22, 2022 (the “Extended Date”), the amount of shares of the Company’s Class A common stock (“Shares”) identified in each Purchase Agreement, for an aggregate purchase price of $10.35 per Share (the “Shares Purchase Price”). Collectively, the Investors hold 1,123,499 Shares subject to the Purchase Agreements.  The agreement expired on September 22, 2022 unused.

The forward purchase agreement expired on September 22, 2022 and all obligations under the agreement concluded.

Agreement and Plan of Merger

On June 28, 2022, the Company entered into a binding agreement and plan of merger by and among the Company and Royalty Management Co, and Indiana Corporation. The agreement and plan of merger calls for Royalty Management Co to become a fully owned subsidiary with the Company and values Royalty Management Co at $111,000,000 enterprise value. As of the balance sheet date, the plan of merger is awaiting regulatory approval.

NOTE 10: SUBSEQUENT EVENTS

                 On March 21, 2023, the Company, through actions of its Shareholders, filed an amended and restated articles of incorporation which extended the term of the trust to September 22, 2023 to allow for the execution of a business combination. An additional 216,697 shares redeemed. Leaving 545,611 shares of redeemable Class A Common.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions

Daniel J. Hasler	64	Director
Edward Smid	45	Director
Gary T. Ehlebracht	37	Director
Mark C. Jensen	43	Director/Chief Executive Officer
Kirk P. Taylor	43	Director/President & Chief Financial Officer
Thomas M. Sauve	44	Director

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2022 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2022, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2022.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last completed fiscal year for:

●	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2022; and

●

up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at December 31, 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)
Mark C. Jensen	2022	-	-	-	-	-	-	-	-
Kirk P. Taylor	2022	-	-	-	-	-	-	-	-
Thomas M. Sauve	2022	-	-	-	-	-	-	-	-
Daniel J. Hasler	2022	-	-	-	-	-	-	-	-
Edward Smid	2022	-	-	-	-	-	-	-	-
Gary T. Ehlebracht	2022	-	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At December 31, 2022, we had 3,468,808 shares of common stock issued and outstanding. In the table below, percentage ownership is based on 742,308 Class A shares of common stock (which includes Class A shares of common stock that are underlying the units) and 2,726,500 Class B shares of common stock outstanding. Voting power represents the combined voting power of Class A shares of common stock and Class B shares of common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A shares of common stock and the Class B shares of common stock vote together as a single class. Currently, all of the Class B shares of common stock are convertible into Class A shares of common stock on a one-for-one basis.  Except as otherwise set forth below, the following table sets forth information known to us as of December 31, 2022 relating to the beneficial ownership of shares of our common stock by:

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

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class
American Opportunity Ventures LLC – Class B Shares	2,626,500	96%
CEDE & Co.	742,308	100%

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

Changes in Control.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). During the year ended December 31, 2022, no amount was advanced and as of December 31, 2022, $0 is outstanding. The advance bears no interest rate.

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2022 $120,000 is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. as of As of December 31, 2022 and 2021, $239,825 and $0 is due to the Sponsor respectively.

Director Independence

Each of Daniel J. Hasler, Edward Smid, and Gary T. Ehlebracht are independent directors as defined by the NASDAQ Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

B.F. Borgers CPA, PC (PCAOB ID: 5041), services as the Company’s independent registered public accounting firm.

The following is a summary of fees paid or to be paid to B.F. Borgers CPA, PC, or B.F. Borgers, for services rendered for the period from January 1, 2022 through December 31, 2022.

B.F. Borgers
Audit Fees	$42,500
Audit-Related Fees	$-
Tax Fees	-
All Other Fees	-
Total	$42,500

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

AMERICAN ACQUISITION OPPORTUNITY INC.

Date: March 21, 2023	By:	/s/ Mark C. Jensen
Mark C. Jensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Daniel J. Hasler	Director	March 21, 2023
Daniel J. Hasler

/s/ Edward Smid	Director	March 21, 2023
Edward Smid

/s/ Gary T. Ehlebracht	Director	March 21, 2023
Gary T. Ehlebracht

/s/ Mark C. Jensen	Chief Executive Officer/ Director (Principal Executive Officer and the	March 21, 2023
Mark C. Jensen	Registrant’s authorized signatory in the United Sates)

/s/ Kirk P. Taylor	President & Chief Financial Officer/ Director	March 21, 2023
Kirk P. Taylor	(Principal Financial and Accounting Officer)

/s/ Thomas M. Sauve	Director	March 21, 2023
Thomas M. Sauve

