Form 10-Q
period 2023-03-31
American Acquisition Opportunity Inc.
filed 2023-05-19
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of March 31, 2023, 525,611 shares of common stock, par value $0.0001 per share were issued and outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

AMERICAN ACQUISITION OPPORTUNITY INC. Condensed Balance Sheet (Unaudited) March 31, 2023

ASSETS

CURRENT ASSETS	March 31, 2023	December 31, 2022
Cash	$34,268	$77,023
Prepaid Insurance	-	100,049
Deposits	37,461	-

Total Current Assets	71,729	177,072

Cash Held in Trust account	5,461,416	7,613,762

TOTAL ASSETS	$5,533,145	$7,790,834

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$524,772	$359,825
Accounts payable	284,877	156,931
Total Current Liabilities	809,649	516,755

Deferred Underwriter commissions	3,500,000	3,500,000
Fair value liability of Public Warrants	157,396	110,182
Fair value liability of Private Warrants	128,740	101,432
TOTAL LIABILITIES	4,595,784	4,228,369

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at 10.10 per shares, 525,611 as of March 31, 2023 and 742,608 as of December 31, 2022 shares at redemption value:	$5,308,671	$7,497,311

SHAREHOLDER’S EQUITY

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,726,500 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	273	273

Additional paid-in capital	(10,140,613)	(10,140,613)

Accumulated Deficit	5,769,030	6,205,494

Total Shareholder’s Equity	(4,371,310)	(3,934,846)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$5,533,145	$7,790,834

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC CONDENSED STATEMENT OF OPERATIONS (Unaudited) FOR THE QUARTER ENDED MARCH 31, 2023 AND THE QUARTER ENDED MARCH 31, 2022

	3/31/2023	3/31/2022
Professional Fees	$(119,908)	$(102,400)
General and Administrative	(340,745)	(136,014)
Total Expenses	(460,653)	(238,414)
Gain (Loss) on Warrant Fair Value Adjustment	(74,529)	3,928,748
Other Income	98,718	1,620
Net Income	(436,464)	3,691,954

Weighted average shares outstanding, basic and diluted	3,690,823	12,387,930
Basic and diluted net income per ordinary share	$(0.12)	$0.30

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. CONDENSED STATEMENT OF CHANGES SHAREHOLDER’S EQUITY (Unaudited) FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Founders(1)	2,626,500	263	24,737	-	25,000
Issuance of Class B Common to Representatives	100,000	10	990	-	1,000
Offering Costs	-	-	(4,910,297)	-	(4,910,297)
Warrant fair value and capital adjustments	-	-	496,956	-	496,956
Class A common stock			(5,752,999)		(5,752,999)
Net income		-	-	2,316,786	2,316,786
Balance – December 31, 2021	2,726,500	$273	$(10,140,613)	$2,316,786	$(7,823,554)
Net income		-	-	3,888,708	3,888,708
Balance – December 31, 2022	2,726,500	$273	$(10,140,613)	$6,205,494	$(3,934,846)
Net income				(436,464)	(436,464)
Balance – March 31, 2023	2,726,500	$273	$(10,140,613)	$5,769,030	(4,371,310)

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS (Unaudited)

	For the three months ending March 31, 2023	For three months ending March 31, 2022
Cash flows from Operating Activities:
Net Income	$(436,464)	$3,691,954
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	-47,214	(2,251,051)
Fair Value Adjustment of Private Warrants	-27,308	(1,667,697)
Changes in operating assets and liabilities:
Accounts receivable – related party	-	408,875
Prepaid Insurance	62,588	(104,228)
Deposits	-	(75,000)
Accounts payable	127,946	-
Net used in operating activities	(171,407)	(9,147)

Cash Flows from Investing Activities
Investment of cash in Trust Account	2,152,346	90,046,406)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	-	-
Proceeds from sale of Units, net underwriting fees paid	(2,188,640)	(90,328,901)
Proceeds from sale of Private Warrants	-	-
Proceeds from promissory note – related party	164,946	-
Repayment of promissory note – related party	-	-
Proceeds from advance – related party	-	-
Repayment of advance – related party	-	-
Net cash provided by financing activities	(2,023,694)	(90,328,901)

Net Change in Cash	(42,755)	(291,642)
Cash – Beginning of period	77,023	293,153
Cash – Ending of period	$34,268	$1,511

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

On March 21, 2023 the Company certified an Amended and Restated Certificate of Incorporation of the Company extending the Combination Period to September 21, 2023.

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These financial statements should be read in conjunction with the Company’s 2022 audited financial statements and notes thereto which were filed on Form 10-K on March 22, 2023.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of March 31, 2023 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2021, through March 31, 2023, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis as of March 31, 2023.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5: SHAREHOLDER’S EQUITY

Preferred Stock- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023, there were 525,611 shares of common stock issued and outstanding, stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023, there were 2,726,500 shares of Class B common stock issued and outstanding, of which 2,626,500 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

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

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). From inception to date, $760,000 has been advanced and repaid and as of March 31, 2023 $ 0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of March 31, 2023 $90,000 has been paid and $150,000 has been accrued and is owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable in full or could be converted into equity on or before September 21, 2023. As of the period ended March 31, 2023 $524,772 is outstanding.

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

NOTE 8: FAIR VALUE MEASUREMENTS (cont.)

At March 31, 2023 and 2022, assets held in the Trust Account were comprised of $5,461,416 and $7,613,762 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2023, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$5,461,416	$16,069,617

Liabilities:
Warrant Liability – Public Warrants	3	157,396,	785,250
Warrant Liability – Private Warrants	3	128,740	585,244

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2023 and 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(684,000)	(850,000)	(1,534,000)
Fair value as of March 31, 2021	2,926,000	3,850,000	6,776,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$2,262,941	$3,036,301	$5,299,242
Change in valuation inputs or other assumptions	(1,677,697)	(2,251,051)	(3,928,748)
Fair value as of March 31, 2022	585,244	785,250	1,370,494

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$101,431	$110,182	$211,613
Change in valuation inputs or other assumptions	27,308	47,213	74,521
Fair value as of March 31, 2023	128,740	157,395	286,135

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

As of March 31, 2023, cash held in escrow for the settlement of the forward purchase agreement was $0. The forward purchase agreement expired on September 22, 2022 and the all obligations under the agreement concluded.

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

Results of Operations

For the 3-months ended March 31, 2023, our activities have been target due diligence, legal and administrative costs.  Our only activities from January 20, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the 3-month period ended March 31, 2023, we had net income of $436,434.  For the period from January 20, 2021 (inception), through March 31, 2021, we had a net loss of $15,450, which consists of professional fees related to our organizational activities.

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

As of March 31, 2023, we have cash of $34,268. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101 attachments).

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

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer
Date:	May 19, 2023

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer
Date:	May 19, 2023

