Form 10-K/A
period 2022-12-31
American Acquisition Opportunity Inc.
filed 2023-05-26
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

American Acquisition Opportunity Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission on March 22, 2023, primarily for the purpose of correcting the audit opinion dates and additional disclosures in Item 9A.

Except as set forth above and for updated certifications and signature page, the information herein speaks only as of the original filing date and no further updates have been made.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of American Acquisition Opportunity Inc. (the “Company”) as of December 31, 2022 and 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the period January 1, 2022 through December 31, 2022 and for the period January 20, 2021 (Inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the period January 1, 2022 through December 31, 2022 and for the period January 20, 2021 (Inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2022:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2022, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

AMERICAN ACQUISITION OPPORTUNITY INC.

Date: May 26, 2023	By:	/s/ Mark C. Jensen
Mark C. Jensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Daniel J. Hasler	Director	May 26, 2023
Daniel J. Hasler

/s/ Edward Smid	Director	May 26, 2023
Edward Smid

/s/ Gary T. Ehlebracht	Director	May 26, 2023
Gary T. Ehlebracht

/s/ Mark C. Jensen	Chief Executive Officer/ Director (Principal Executive Officer and the	May 26, 2023
Mark C. Jensen	Registrant’s authorized signatory in the United Sates)

/s/ Kirk P. Taylor	President & Chief Financial Officer/ Director	May 26, 2023
Kirk P. Taylor	(Principal Financial and Accounting Officer)

/s/ Thomas M. Sauve	Director	May 26, 2023
Thomas M. Sauve

