Form 10-Q
period 2023-06-30
American Acquisition Opportunity Inc.
filed 2023-08-21
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

AMERICAN ACQUISITION OPPORTUNITY INC. BALANCE SHEET June 30, 2023

ASSETS

CURRENT ASSETS	June 30, 2023	December 31, 2022
Cash	$52,328	$77,023
Accounts receivable – related party	-	-
Prepaid Insurance	98,243	100,049
Deposits	-	-

Total Current Assets	150,571	177,072

Cash Held in Trust account	5,505,349	7,613,762
Cash Held in Escrow account	-	-

TOTAL ASSETS	$5,655,920	$7,790,834

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$777,294	359,825
Accounts payable	295,711	156,931
Total Current Liabilities	1,073,005	516,755

Deferred Underwriter commissions	3,500,000	3,500,000
Fair value liability of Public Warrants	199,368	110,182
Fair value liability of Private Warrants	163,851	101,432
TOTAL LIABILITIES	4,936,224	4,228,369

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 555,611 in June 2023 and 742,308 in December 2022 shares at redemption value:	$5,308,671	$7,497,311

SHAREHOLDER’S EQUITY

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,726,500 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	273	273

Additional paid-in capital	(10,140,613)	(10,140,613)

Accumulated Deficit	5,551,365	6,205,494

Total Shareholder’s Equity	(4,588,975)	(3,934,846)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$5,655,920	$7,790,834

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Professional Fees	$(88,333)	$(143,792)	$(208,241)	$(246,192)
General and Administrative	(117,911)	(133,381)	(458,656)	(269,395)
Total Expenses	(206,244)	(277,173)	(666,897)	(515,587)
Gain (Loss) on Warrant Fair Value Adjustment	(77,083)	(422,853)	(151,612)	3,505,895
Other Income	65,662	26,173	164,380	27,793
Net Income	(217,665)	(673,854)	(654,129)	3,018,101

Weighted average shares outstanding, basic and diluted	3,500,611	4,537,685	3,595,191	8,441,121
Basic and diluted net income per ordinary share	$(0.06)	$(0.15)	$(0.18)	$0.36

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH JUNE 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Founders(1)	2,626,500	263	24,737	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Warrant fair value and capital adjustments	—	—	496,956	—	496,956
Class A common stock			(5,752,999)		(5,752,999)
Net income		—	—	2,316,786	2,316,786
Balance – December 31, 2021	2,726,500	$273	$(10,140,613)	$2,316,786	$(7,823,554)
Net income		—	—	3,888,708	3,888,708
Balance – December 31, 2022	2,726,500	$273	$(10,140,613)	$6,205,494	$(3,934,846)
Net Income		—	—	(654,129)	(654,129)
Balance – June 30, 2023	2,726,500	$273	$(10,140,613)	$5,551,365	$(4,588,975)

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS

	For the six months ending June 30, 2023	For six months ending June 30, 2022
Cash flows from Operating Activities:
Net Income	$(654,129)	$3,018,101
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	(2,015,476)	(2,015,476)
Fair Value Adjustment of Private Warrants	(1,490,419)	(1,490,419)
Changes in operating assets and liabilities:
Accounts receivable – related party	-	675,000
Prepaid Insurance	1,806	847
Deposits	-	(75,000)
Accounts payable	138,780	27,593
Net used in operating activities	(361,937)	138,952

Cash Flows from Investing Activities
Investment of cash in Trust Account	2,108,413	90,023,983

Cash Flows from Financing Activities:
Proceeds from sale of Units, net underwriting fees paid	(2,188,640)	(90,328,902)
Proceeds from promissory note – related party	417,469	-
Net cash provided by financing activities	(1,771,171)	(90,328,902)

Net Change in Cash	(24,695)	(165,966)
Cash – Beginning of period	77,023	293,153
Cash – Ending of period	$52,328	$127,187

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These financial statements should be read in conjunction with the Company’s 2021 audited financial statements and notes thereto which were filed on Form 10-K on March 22, 2023.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of June 30, 2023 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2021, through June 30, 2023, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis as of June 30, 2023.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5: SHAREHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023, there were 525,611 shares of common stock issued and outstanding, stock subject to possible redemption.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2023, there were 2,726,500 shares of Class B common stock issued and outstanding, of which 2,626,500 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

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

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). From inception to date, $760,000 has been advanced and repaid and as of June 30, 2023 $ 0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of June 30, 2023, $90,000 hs been paid and $180,000 has been accrued and is owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable in full or could be converted into equity on or before September 21, 2023. As of the period ended June 30, 2023 $777,294 is outstanding.

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

NOTE 8: FAIR VALUE MEASUREMENTS (cont.)

At June 30, 2023 and 2022, assets held in the Trust Account were comprised of $5,505,349 and $15,811,165 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2023, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$5,505,349	$15,811,165

Liabilities:
Warrant Liability – Public Warrants	3	199,368	1,020,825
Warrant Liability – Private Warrants	3	163,851	722,522

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2023 and 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	3,610,000	4,700,000	8,310,000
Change in valuation inputs or other assumptions	(1,034,930)	(1,233,019)	(2,267,949)
Fair value as of June 30, 2021	2,575,070	3,466,981	6,042,051

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$2,262,941	$3,036,301	$5,299,242
Change in valuation inputs or other assumptions	(1,490,419)	(2,015,476)	(3,505,895)
Fair value as of June 30, 2022	772,522	1,020,825	1,793,347

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$101,432	$110,182	$211,614
Change in valuation inputs or other assumptions	62,419	89,186	151,605
Fair value as of June 30, 2023	163,851	199,368	363,219

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

As of June 30, 2023, cash held in escrow for the settlement of the forward purchase agreement was $0. The forward purchase agreement expired on September 22, 2022 and the all obligations under the agreement concluded.

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

Results of Operations

For the 3-months ended June 30, 2023, our activities have been target due diligence, legal and administrative costs. Our only activities from January 1, 2022 through June, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six-month period ended June 30, 2023, we had a net loss of $(654,219).

Liquidity and Capital Resources

In March 2021, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

On March 17, 2021, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,800,000 Private Warrants to our initial stockholders generating gross proceeds of $3,800,000. Following the Initial Public Offering and the sale of the Private Warrants, a total of $101,000,000 was placed in the trust account. We incurred $3,910,297 in Initial Public Offering related costs, including $3,500,000 of underwriting fees and $410,297 of other costs. For the six month period ended June 30, 2023, cash used in operating activities was $361,937 mostly from administrative and due diligence costs.

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

As of June 30, 2023, we have cash of $52,328. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

* Filed herewith

** Furnished herewith

(1) Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2023, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Acquisition Opportunity Inc.

By:	/s/ Mark C. Jensen
Name:	Mark C. Jensen
Title:	Chief Executive Officer
Date:	August 21, 2023

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	President & Chief Financial Officer
Date:	August 21, 2023

