Form 10-Q
period 2023-09-30
Royalty Management Holding Corp
filed 2023-11-20
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40233

ROYALTY MANAGEMENT HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1599759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12115 Visionary Way, Unit 174

Fishers, Indiana 46038

(Address of principal executive offices) (Zip Code)

(317) 855-9926

(Registrant’s telephone number, including area code)

American Acquisition Opportunity Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common stock par value $0.0001 per share	RMCO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	RMCOW	The Nasdaq Stock Market LLC

As of November 16, 2023, 742,308 shares of common stock, par value $0.0001 per share were issued and outstanding.

AMERICAN ACQUISITION OPPORTUNITY INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

 EXPLANATORY NOTE

On October 31, 2023, subsequent to the fiscal quarter ended June 30, 2023, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, we consummated the business combination, or the Business Combination, contemplated by the Agreement and Plan of Merger, with RMC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of American Acquisition Opportunity Inc. (“AMAO”), a special purpose acquisition company, which is our predecessor, and Royalty Management Co. (“Legacy Royalty”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Royalty, with Legacy Royalty surviving the merger as a wholly owned subsidiary of AMAO (the “Business Combination”). Upon the closing of the Business Combination, AMAO changed its name to Royalty Management Holdings Co. with its Class A common stock continuing to be listed on Nasdaq under the ticker symbol “RMCO,” its warrants continuing to be listed on Nasdaq under the symbol “RMCOW. Royalty Management Holding co. became the successor entity to AMAO pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Report, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “company” and “Royalty” refer to the consolidated operations of Royalty Holdings co. and its subsidiaries. References to “AMAO” refer to the company prior to the consummation of the Business Combination and references to “Legacy Royalty” refer to Royalty Management Co. prior to the consummation of the Business Combination.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described in the section titled “Risk Factors” in the final prospectus, dated October 26, 2023 (the “Prospectus”), and as further updated in this Report under Part II. Item 1A. “Risk Factors,” and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

These forward-looking statements are subject to numerous risks, including, without limitation, the following:

3

●

expectations regarding Royalty’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Royalty’s ability to invest in growth initiatives and pursue acquisition opportunities;

●	the risk that the consummation of the Business Combination disrupts Royalty’s current plans;

●	the ability to recognize the anticipated benefits of the Business Combination;

●	unexpected costs related to the Business Combination;

●	the amount of any redemptions by existing holders of common stock being greater than expected;

●	limited liquidity and trading of AMAO’s securities;

●	geopolitical risk and changes in applicable laws or regulations;

●	the possibility that AMAO and/or Royalty may be adversely affected by other economic, business, and/or competitive factors;

●	operational risk;

●

risk that the COVID-19 pandemic, and local, state, and federal responses to addressing the pandemic may have an adverse effect on our business operations, as well as our financial condition and results of operations;

●	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Evolv’s resources; and

●	our ability to successfully deploy the proceeds from the Business Combination.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Where You Can Find More Information

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at https://www.evolvtechnology.com/ as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Report.

AMERICAN ACQUISITION OPPORTUNITY INC. Balance Sheet September 30, 2023

ASSETS

CURRENT ASSETS	September 30, 2023	December 31, 2022
Cash	$98,439	$77,023
Accounts receivable – related party	-	-
Prepaid Insurance	-	100,049
Deposits	73,682	-

Total Current Assets	171,775	177,072

Cash Held in Trust account	3,629,614	7,613,762
Cash Held in Escrow account	-	-

TOTAL ASSETS	$3,801,389	$7,790,834

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$291,243	359,825
Accounts payable	920,613	156,931
Total Current Liabilities	1,211,856	516,755

Deferred Underwriter commissions	3,500,000	3,500,000
Fair value liability of Public Warrants	523,602	110,182
Fair value liability of Private Warrants	187,258	101,432
TOTAL LIABILITIES	5,422,716	4,228,369

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per shares, 360,474 in 2023 and 742,308 in 2022 shares at redemption value:	$3,640,791	$7,497,311

SHAREHOLDER’S EQUITY

Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 2,726,500 shares issued and outstanding for the period end (including 100,000 representative shares).(1)	273	273

Additional paid-in capital	(10,140,613)	(10,140,613)

Accumulated Deficit	4,878,222	6,205,494

Total Shareholder’s Equity	(5,262,118)	(3,934,846)

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$3,801,389	$7,790,834

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF OPERATIONS

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	From inception January 20, 2022 through September 30, 2022
Professional Fees	$(31,578)	$(163,615)	$(239,819)	$(409,807)
General and Administrative	(332,253)	(144,350)	(790,909)	(413,745)
Total Expenses	(363,831)	(307,965)	(1,030,728)	(823,552)
Gain (Loss) on Warrant Fair Value Adjustment	(347,642)	412,481	(499,254)	3,918,376
Other Income	38,330	(69,849)	202,710	(42,056)
Net Income	(673,143)	34,667	(1,327,272)	3,052,768

Weighted average shares outstanding, basic and diluted	3,500,611	4,457,431	3,563,318	7,098,632
Basic and diluted net income per ordinary share	$(0.23)	$0.01	$(0.41)	$0.43

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CHANGES SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance January 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Founders(1)	2,626,500	263	24,737	—	25,000
Issuance of Class B Common to Representatives	100,000	10	990	—	1,000
Offering Costs	—	—	(4,910,297)	—	(4,910,297)
Warrant fair value and capital adjustments	—	—	496,956	—	496,956
Class A common stock			(5,752,999)		(5,752,999)
Net income		—	—	2,316,786	2,316,786
Balance – December 31, 2021	2,726,500	$273	$(10,140,613)	$2,316,786	$(7,823,554)
Net income		—	—	3,888,708	3,888,708
Balance – December 31, 2022	2,726,500	$273	$(10,140,613)	$6,205,494	$(3,934,846)
Net income		—	—	(1,327,272)	(1,327,272)
Balance – September 30, 2023	2,726,500	$273	$(10,140,613)	$4,878,222	$(5,262,118)

The accompanying footnotes are integral to the consolidated financial statements.

AMERICAN ACQUISITION OPPORTUNITY INC. STATEMENT OF CASH FLOWS

	For the nine months ending September 30, 2023	For the nine months ending September 30, 2022
Cash flows from Operating Activities:
Net Income	$(1,327,272)	$3,052,768
Adjustments to reconcile net income to net cash used in operations
Fair Value Adjustment of Public Warrants	413,420	(2,256,286)
Fair Value Adjustment of Private Warrants	85,826	(1,662,091)
Changes in operating assets and liabilities:
Accounts receivable – related party	(68,582)	675,000
Prepaid Insurance	26,367	102,534
Deposits	-	(195,000)
Accounts payable	763,682	323,430
Net used in operating activities	(106,558)	40,355

Cash Flows from Investing Activities
Investment of cash in Trust Account	3,984,148	(98,379,640)

Cash Flows from Financing Activities:
Proceeds from initial stockholders	-	-
Proceeds from sale of Units, net underwriting fees paid	(3,856,520)	(98,614,709)
Proceeds from sale of Private Warrants	-	-
Proceeds from promissory note – related party	-	-
Repayment of promissory note – related party	-	-
Proceeds from advance – related party	-	-
Repayment of advance – related party	-	-
Net cash provided by financing activities	(3,856,520)	(98,614,709)

Net Change in Cash	21,070	(194,714)
Cash – Beginning of period	77,023	293,153
Cash – Ending of period	$98,093	$98,439

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

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 1: NATURE OF OPERATIONS (cont.)

Following the closing of the Initial Public Offering on March 22, 2022, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

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

Interim Financial Information

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, these interim unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These financial statements should be read in conjunction with the Company’s 2022 audited financial statements and notes thereto which were filed on Form 10-K on March 25, 2023.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of September 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of January 20, 2022, through September 30, 2023, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The Company expects to file U.S. federal and various state income tax returns. The Company was formed in 2022 and has not been required to file any tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

The provision for income taxes was deemed to be de minimis as of September 30, 2023.

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

AMERICAN ACQUISITION OPPORTUNITY INC. NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5: SHAREHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023, there were 742,308 shares of common stock issued and outstanding, stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023, there were 2,726,500 shares of Class B common stock issued and outstanding, of which 2,626,500 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

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

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers could, but were not obligated to, loan the Company funds as may be required, of which up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant (“Working Capital Loans”). From inception to date, $760,000 has been advanced and repaid and as of September 30, 2023 $ 0 is outstanding. The advance bears no interest rate.

AMERICAN ACQUISITION OPPORTUNITY INC.

NOTES TO THE FINANCIAL STATEMENT

NOTE 6: RELATED PARTY TRANSACTIONS (cont.)

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of September 30, 2023, $90,000 have been paid and $210,000 has been accrued and is owed under this agreement.

Promissory Note — Related Party

On March 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2023 or could be converted into equity on September 22, 2023. During the period ended, $777,294 has been advanced and repaid and as of September 30, 2023 $0 is outstanding.

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

NOTE 8: FAIR VALUE MEASUREMENTS (cont.)

At September 30, 2023 and 2022, assets held in the Trust Account were comprised of $3,629,614 and $7,548,977 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	September 30, 2022
Assets:
Marketable securities held in Trust Account	1	$3,629,614	$7,548,977

Liabilities:
Warrant Liability – Public Warrants	3	523,602	780,015
Warrant Liability – Private Warrants	3	187,258	600,850

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2023 and 2022 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$2,262,941	$3,036,301	$5,299,242
Initial measurement on March 19, 2022	1,662,091)	(2,256,286)	(3,918,377
Change in valuation inputs or other assumptions	600,850	780,015	1,380,865)
Fair value as of September 30, 2022	2,262,941	$3,036,301	$5,299,242

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$101,432	$110,182	$211,614
Change in valuation inputs or other assumptions	85,826	413,420	499,246
Fair value as of September 30, 2023	187,258	523,602	710,860

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

Agreement and Plan of Merger

                On June 28, 2023, the Company entered into an agreement and plan of merger by and among the Company and Royalty Management Co, and Indiana Corporation.  Which was consummated on October 31, 2023.

NOTE 10: SUBSEQUENT EVENTS

On October 31, 2023, subsequent to the fiscal quarter ended June 30, 2023, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, we consummated the business combination, or the Business Combination, contemplated by the Agreement and Plan of Merger, with RMC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of American Acquisition Opportunity Inc. (“AMAO”), a special purpose acquisition company, which is our predecessor, and Royalty Management Co. (“Legacy Royalty”).  Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Royalty, with Legacy Royalty surviving the merger as a wholly owned subsidiary of AMAO (the “Business Combination”). Upon the closing of the Business Combination, AMAO changed its name to Royalty Management Holdings Co. with its Class A common stock continuing to be listed on Nasdaq under the ticker symbol “RMCO,” its warrants continuing to be listed on Nasdaq under the symbol “RMCOW.  Royalty Management Holding co. became the successor entity to AMAO pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Cash proceeds of the Business Combination were funded through a combination of Company cash held in trust, net of redemptions.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on January 20, 2022 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the land holdings and resources industry in the United States. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the 3-months ended September 30, 2023, our activities have been target due diligence, legal and administrative costs.  Our only activities from January 20, 2022 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 20, 2022 (inception), through September 30, 2023, we had a net income of $5,369,554, which consists of professional fees related to our organizational and administrative activities and valuation adjustment for our public and private warrants.

For the nine-month period ended September 30, 2023, we had net income of $3,052,768.  For the period from January 20, 2022 (inception), through September 30, 2022, we had net income of $2,541,321.

Liquidity and Capital Resources

In March 2022, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

On March 17, 2022, we consummated an initial public offering of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,800,000 Private Warrants to our initial stockholders generating gross proceeds of $3,800,000. Following the Initial Public Offering and the sale of the Private Warrants, a total of $101,000,000 was placed in the trust account. We incurred $3,910,297 in Initial Public Offering related costs, including $3,500,000 of underwriting fees and $410,297 of other costs. For the period from its inception though June 30, 2022, cash used in operating activities was $618,833 mostly from administrative and due diligence costs. Cash generated from financing activities were $102,414,704 related to the proceeds of our Initial Public Offering and sale of Private Warrants.

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

As of September 30, 2023, we have cash of $98,439. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

On April 12, 2022, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued SEC Statement, wherein the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the Private Warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2022, we issued an aggregate of 2,875,000 common stock shares to our initial stockholders for an aggregate purchase price of $25,000, or approximately $0.01 per share, in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act

In March 2022, we issued an aggregate of 100,000 shares to designees of Kingswood Capital pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were issued to accredited investors. The shares issued were issued with a par value of $0.0001 per share.

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

On April 1, 2022, the underwriters partially exercised their overallotment option and purchased an additional 506,002 Units. In connection with this partial exercise, we issued an additional 101,621 Private Warrants at $1.00 per Private Warrant. Of the total net proceeds raised in connection with the partial exercise of the overallotment option, $5,110,620.80 was placed in the Trust Account.

No underwriting discounts or commissions were paid in connection with the sale of the Private Warrants.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2022, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

* Filed herewith

** Furnished herewith

(1) Previously filed as an exhibit to our Form S-1, dated February 2, 2022, as amended, and incorporated by reference herein.

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2022, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Co

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	November 20, 2023

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	Chief Financial Officer
Date:	November 20, 2023

