Form 10-K
period 2023-12-31
Royalty Management Holding Corp
filed 2024-04-16
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
(Address of principal executive offices, including zip code) (317) 855-9926
Registrant's telephone number, including area code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $15,704,984.

There were 14,504,095 shares of the registrant's Common Stock outstanding on April 16, 2024.

EXPLANATORY NOTE

On October 31, 2023, we consummated the business combination, or the Business Combination, contemplated by the Agreement and Plan of Merger, with RMC Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of American Acquisition Opportunity Inc. (“AMAO”), a special purpose acquisition company, which is our predecessor, and Royalty Management Co. (“Legacy Royalty”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Royalty, with Legacy Royalty surviving the merger as a wholly owned subsidiary of AMAO (the “Business Combination”). Upon the closing of the Business Combination, AMAO changed its name to Royalty Management Holdings Co. with its Class A common stock continuing to be listed on Nasdaq under the ticker symbol “RMCO,” its warrants continuing to be listed on Nasdaq under the symbol “RMCOW. Royalty Management Holding co. became the successor entity to AMAO pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As used in this Report, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” the “company” and “Royalty” refer to the consolidated operations of Royalty Holdings Co. and its subsidiaries. References to “AMAO” refer to the company prior to the consummation of the Business Combination and references to “Legacy Royalty” refer to Royalty Management Co. prior to the consummation of the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Royalty Management Holding Corporation for the year ended December 31, 2023 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in tax laws; and the cost and effects of legal proceedings. You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions to identify these forward- looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS.

All references to “we,” “us,” “our,” “RMCO” “Royalty”, or the “Company” in this Annual Report on Form 10-K mean Royalty Management Holding Corporation.

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

ITEM 1A. RISK FACTORS.

Because we are an Emerging Growth Company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease an office from an affiliated entity, Land Resources & Royalties LLC (or “LRR”), located at 1845 South KY Highway 15 South, Hazard, KY 41701. We pay $250.00 a month, plus common charges, in rent with an initial lease term of 10 years.

We sublease an office from an affiliated entity, American Resources Corporation, located at 12115 Visionary Way, Ste 174, Fishers, IN 46038. We pay $2,143.25 a month in rent with an initial lease term of 10 years.

We lease land from an affiliated entity, LRR, located in Pike County, Kentucky. We pay $2,000 a month in rent with an initial lease term of 21 years.

We lease land from an affiliated entity, LRR, located in Hamilton County, Indiana. We pay a minimum of $2,000 a month in rent or 20% of the immediately prior month’s total monthly gross revenues from the lessee’s operations. The initial lease term is 5 years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common shares and warrants, are traded on The NASDAQ Capital Markets, LLC under the symbols  “RMCO” and “RMCOW,” respectively. Upon our business combination, which became effective on October 31, 2023, our units commenced public trading on November 6, 2023.

As of December 31, 2023, there were 342 shareholders of record of our common stock.  This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 94,261.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities and preferred shareholders. Our Board of Directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. We have not paid any dividends and do not have any current plans to pay any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Stock Performance Graph

	High	Low
Quarters ending in 2022
March 31	$11.41	$9.535
June 30	11.24	10.01
September 30	10.32	10.05
December 31	10.43	9.97

Quarters ending in 2023
March 31	$10.37	$10.15
June 30	10.30	10.18
September 30	10.92	10.31
December 31	11.19	1.59

Recent Sales of Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Repurchases

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the one-year period ended December 31, 2023 and our capital resources and liquidity as of December 31, 2023. Use of the terms “RMCO,” the “Company,” “we,” “us” and “our” in this discussion refer to Royalty Management Holding Corporation and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last year, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 compared to Year Ended December 31, 2022.

Revenues.

Revenues for the years ended December 31, 2023 and 2022 were $361,624 and $172,686, respectively. The increase is due to a full year of revenues for our environmental services subsidiary as well as an increase in fee income due to full year of income in the respective investments.

We generated non-operating income in the form of interest income on marketable securities held in the trust account.

Expenses.

Total Operating Expenses for the year ended December 31, 2023 and 2022 were $2,048,531 and $3,647,578, respectively. The main driver of operating expenses were administrative, professional fees, and salaries.

Total Other Income and Expense for the year ended December 31, 2023 and 2022 were ($380,315) and $4,674,395, respectively, mostly from the fair value adjustments of warrant liabilities, convertible debt interest and amortization expense intangibles.

Financial Condition.

Total Assets as of December 31, 2023 and 2022 amounted to $13,610,731 and $20,257,417, respectively.  The large decrease in assets was due to trust redemptions of $7,613,762.

Total Liabilities as of December 31, 2023 and 2022 amounted to $3,990,542 and $8,542,465, respectively. The primary drivers for the decrease in liability balance was the conversions of convertible notes payable and redemption of deferred underwriter commissions.

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

As of December 31, 2022 and October 31, 2023, the effective date of our business combination, the balance in the trust account was $7,613,761.76 and $0.00, respectively.

We intended to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of  December 31, 2023, we have unrestricted cash of $77,023. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2022 and October 31, 2023, the effective date of the business combination and termination of the services agreement, $120,000 and $0, respectively, has been paid under this agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 2 of the Notes to Consolidated Financial Statements, which is incorporated by reference into this MD&A, describes the significant accounting policies we use in our Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company qualifies as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ROYALTY MANAGEMENT HOLDING COPRORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Royalty Management Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Management Holding Corporation as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

April 16, 2024

Royalty Management Holding Corporation Consolidated Balance Sheet

Part I – Financial Information

ASSETS

CURRENT ASSETS	December 31, 2023	December 31, 2022
Cash	$195,486	$510,366
Accounts Receivable	70,323	71,540
Prepaid Insurance	0	100,049
Total Current Assets	265,809	681,955

LONG-TERM ASSETS
Interest Receivable	404,548	147,084
Fee Income Receivable	176,777	376
Investments in Corporations and LLCs	10,112,852	10,115,948
Convertible Notes Receivable	1,150,000	350,000
Notes Receivable	350,000	250,000
Intangible Assets, less accumulated amortization of $103,885 and $28,658	520,259	740,487
Restricted Cash	176,800	176,800
Cash Held in Trust account	0	7,613,762
Operating lease right-of-use assets	453,686	181,006
Total Long-Term Assets	13,344,923	19,575,462
TOTAL ASSETS	$13,610,731	$20,257,417

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$381,243	$359,825
Accounts payable	96,071	156,931
Current portion of operating lease liabilities, net	33,923	11,876
Accrued expenses	834,267	481,318
Total Current Liabilities	1,345,504	1,009,949

LONG-TERM LIABILITIES
Convertible Notes Payable, Net	0	2,187,512
Notes Payable – Related Party, Net	1,681,755	1,422,138
Operating lease liabilities, net	418,662	169,252
Notes Payable	270,000	42,000
Deferred Underwriter commissions	0	3,500,000
Fair value liability of Public Warrants	157,584	110,182
Fair value liability of Private Warrants	117,036	101,432
TOTAL LONG-TERM LIABILITIES	2,645,037	7,532,516
TOTAL LIABILITIES	$3,990,542	$8,542,465

COMMITMENTS AND CONTINGENCIES
Class A Common Stock at $10.10 per share, 0 in 2023 and 742,308 as of 2022 shares at redemption value:	$0	$7,497,311

SHAREHOLDERS’ EQUITY

Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,270,761 and 729,817 shares issued and outstanding for 2023 and 2022	1,427	68,903
Class B Common Stock: $0.0001 par value; 10,000,000 shares authorized, 0 and 2,726,500 shares issued and outstanding for 2023 and 2022 (including 100,000 representative shares).(1)	0	273

Additional paid-in capital	8,226,273	688,753

Shareholders’ Equity	1,392,490	3,459,712

Total Shareholders’ Equity	9,620,190	4,217,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,610,731	$20,257,417

_________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 12).

The accompanying footnotes are integral to the consolidated financial statements.

Royalty Management Holding Corporation Consolidated Statements of Operations

	December 31, 2023	December 31, 2022
INCOME
RMC Environmental Services	202,723	104,810
Fee Income	71,402	376
Rental Income	87,500	67,500
TOTAL INCOME	361,624	172,686

OPERATING EXPENSES
Administrative Expenses	52	227
Bank Fees & Service Charges	19,260	94
Sponsorship Expense	0	15,000
Professional Fees	490,590	758,355
Printing	0	869
Software & apps	720	265
Payroll	101,291	30,419
Payroll Taxes	8,283	2,942
Employee Insurance	9,492	718
Board of Directors Comp	50,000	60,000
Consultant Fee	75,000	75,000
Officers’ Salaries	150,000	75,000
Rent/Lease	102,061	59,052
Hauling Services	2,375	0
Travel	7,254	0
Fuel	6,642	3,425
Equipment Rentals	658	44
Impairment Loss	0	2,000,000
Supplies & Materials	674	0
Repairs & Maintenance	6,245	0
Liability Insurance	4,189	0
Small Equipment	0	1,197
Telephone	2,354	319
Utilities	22,914	5,570
General and Administrative	988,477	559,081
TOTAL OPERATING EXPENSES	2,048,531	3,647,578

NET LOSS FROM OPERATIONS	(1,686,907)	(2,253,243)

OTHER INCOME AND EXPENSES
Interest Income	256,749	149,808
Income/Loss from Investment	0	165,604
Gain (Loss) on Warrant Fair Value Adjustment	(63,014)	5,087,628
Other Income	216,277	22,729
Amortization expense intangibles	(75,227)	(28,658)
Convertible Debt Interest	(715,101)	(722,717)
Net Income (Loss)	(2,067,223)	1,199,503

Weighted average shares outstanding, basic and diluted	14,270,761	729,817 (1)
Basic and diluted net income per ordinary share	$(0.14)	$1.64

_________

(1)	This number excludes an aggregate of up to 375,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 12).

The accompanying footnotes are integral to the consolidated financial statements.

Royalty Management Holding Corporation Statement of Shareholders’ Equity December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	8,670,250	$59,711	$(10,113,507)	$2,260,209	$(7,793,587)
Common shares issued for purchase of membership interest	864,780	8,648	9,490,057		9,498,705
Common shares issued for conversion of debt	63,026	630	409,039		409,669
Common shares issued for purchase of the payment rights	8,915	89	89,061		89,150
Shares issued for services	9,810	98	63,652		63,750
Amortization of debt discount and issuance costs			750,451		750,451
Net income				1,199,503	1,199,503
Balance December 31, 2022	9,616,781	$69,176	$688,753	$3,459,712	$4,217,641
Shares issued for services	770	8	4,992		5,000
Shares forfeited for services	(3,080)	(31)	31		0
Shares issued in connection with warrant and note conversions	539,736	54	2,949,720		2,949,774
Shares issued in connection with the combination merger exchange ratio	3,672,293	367	(367)		0
Shares issued for deferred underwriter fee	350,000	35	3,499,965		3,500,000
Shares issued in connection with combination merger to public spac shareholders	94,261	9	984,217		984,227
Change in par value of underlying shares		(68,191)	68,191		0
Amortization of debt discount and issuance costs			30,770		30,770
Net Loss				(2,067,223)	(2,067,223)
Balance December 31, 2023	14,270,761	1,427	8,226,273	1,392,490	9,620,190

____________

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 12).

The accompanying footnotes are integral to the consolidated financial statements.

Royalty Management Holding Corporation Consolidated Statements of Cash Flows

	December 31, 2023	December 31, 2022
Cash flows from Operating Activities:
Net Income (Loss)	$(2,067,222)	$1,199,503
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	30,770	750,451
Amortization expense of right of use assets	(1,223)	122
Amortization of intangibles	75,227	28,658
Shares issued for services	5,000	63,750
Impairment loss on intangible asset	0	2,000,000
Fair Value Adjustment of Public Warrants	47,402	(2,926,119)
Fair Value Adjustment of Private Warrants	15,604	(2,161,509)

Changes in operating assets and liabilities:
Accounts receivable – related party	0	675,000
Accounts receivable	1,218	(71,540)
Prepaid Insurance	100,049	2,485
Interest receivable	(257,464)	(147,084)
Fee income receivable	(176,402)	(376)
Accounts payable – related party	21,418	0
Accounts payable	(60,860)	417,753
Accrued expenses	352,950	433,920
Net cash provided (used) in operating activities	(1,913,533)	265,014

Investing Activities
Withdrawal (Investment) of cash in Trust Account	7,613,762	98,502,261
Investments in Corporations and LLCs	3,096	(365,604)
Convertible Notes Receivable	(800,000)	(350,000)
Notes Receivable	0	(250,000)
Intangible Assets	45,000	(679,995)
Net cash provided in investing activities	6,861,858	96,856,662

Financing Activities
(Return of Investment Proceeds) Proceeds from sale of Units, net underwriting fees paid	(7,497,311)	(98,614,709)
Shares issued in connection with the combination merger	984,227	0
Notes Payable	228,000	42,000
Proceeds from issuance of convertible notes	259,617	1,435,377
Convertible Note Conversion	762,262	409,669
Net cash used in financing activities	(5,263,205)	(96,727,663)

Net Change in Cash	(314,881)	394,013
Cash – Beginning of Year	687,166	293,153
Cash – Ending of Year	$372,286	$687,166

Supplemental Information
Discount on Convertible Notes	30,770	750,451
Notes Receivable	(100,000)	0
Intangible Assets	100,000	0
Acquisition of right of use assets for lease obligations	0	186,636
Issuance of common shares for purchase of membership interest	0	9,498,705
Issuance of common shares for conversion of debt	0	630

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING COPRORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2023 and 2022

NOTE 1: NATURE OF OPERATIONS

American Acquisition Opportunity Inc was a blank check company organized on January 20, 2021 under the laws of the State of Delaware and effectuated its combination on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The Company adopted the calendar year as its basis of reporting.

The consolidated financial statements include the accounts of the Company and the merged Company Royalty Management Corporation and its wholly owned subsidiaries Coking Coal Financing LLC and RMC Environmental Services LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Royalty Management Corporation (RMC) was organized under the laws of Indiana on June 21, 2021 for the purpose of investing or purchasing assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. These assets typically are natural resources assets (including real estate and mining permits), patents, intellectual property, and emerging technologies.

Coking Coal Financing LLC was acquired in April 2022 for the purpose of holding energy contracts.

RMC Environmental Services LLC was formed in August 2022 to conduct environmental consulting and services.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

Risk and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the United States along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including but not limited to credit risk, and changes to regulations governing the Company’s industry. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

Related Party Policies

In accordance with FASB ASC 850 related parties are defined as either an executive, director or nominee, greater than 10% beneficial owner, or an immediate family member of any of the proceeding. Transactions with related parties are reviewed and approved by the directors of the Company, as per internal policies.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

RMC has $176,800 in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the periods ended December 31, 2023 and 2022.

	December 31,	December 31,
	2023	2022
Cash	$94,654	$510,366
Restricted Cash	176,800	176,800
Total cash and restricted cash presented in the statement of cash flows	$271,454	$687,166

Allowance for Credit Losses

In June 2016, the FASB issue d guidance (FASB ASC 326) which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in FASB ASC 326 were trade accounts receivable and other accounts receivable, including interest, fee, convertible notes, and notes receivable.

We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only.

Allowance for credit losses as of December 31, 2023 and 2022 amounted to $0 for both periods.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Beneficial Conversion Features of Convertible Securities

Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. In addition, our convertible debt issuances contain conversion terms that may change upon the occurrence of a future event, such as antidilution adjustment provisions. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence. The conversion feature is linked to the Company’s own equity value, therefore there is no requirement to quantify the beneficial conversion feature.

All convertible notes outstanding were converted at the date of business combination. Principal and accrued interest were converted into common shares at $6.50 per share.

Loan Issuance Costs and Convertible Note Discounts

Loan Issuance Costs and Convertible Note Discounts are amortized using the effective interest method. Amortization expense of $351,460, which was included in convertible debt interest of $709,388 for the year ended December 31, 2023.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 from services provided when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. As of December 31, 2023, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02). ASU 2016-02, along with related amendments issued from 2017 to 2018 (collectively, the “New Leases Standard), requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet. The Company adopted ASU 2016-02 upon inception.

The Company leases certain land and office space under noncancelable operating leases, typically with initial terms of 5 to 21 years. Right to use assets recorded on the balance sheet as of December 31, 2023, associated with these leases amounted to $453,686. Right to use liabilities recorded on the balance sheet as of December 31, 2023, associated with these leases amounted to $452,585.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of the year ended December 31, 2023, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the year ending December 31, 2023.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

FUB Mineral LLC	$614,147	$617,243
MaxPro Investment Holdings	9,498,705	9,498,705
Total Investments in corporations and llcs	$10,112,852	$10,115,948

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB Mineral LLC through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough activity of $0 and $165,604, for the periods ended December 31, 2023 and 2022, respectively.

MaxPro Investment Holdings

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. (Maxpro) to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. that was owned by Maxpro.  The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Heart Water Inc.	$750,000	$100,000
Advanced Magnetic Lab, Inc.	400,000	250,000
Total convertible notes receivable	$1,150,000	$350,000

Heart Water Inc.

On December 2, 2022, the Company advanced $100,000 to Heart Water Inc. in exchange for a Convertible Promissory Note issued to the Company.  The Convertible Promissory Note carries an 8.0% annual interest rate.  Concurrently, the Company and Heart Water entered into an agreement whereby the Company has the ability to invest in certain development projects of Heart Water in exchange for a per-gallon of water payment from the water that is captured and sold from the project. An additional $650,000 was advanced in exchange for Convertible Promissory Notes during 2023.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE (cont.)

Advanced Magnetic Lab, Inc.

On December 21, 2022, Advanced Magnetic Lab, Inc. (or AML) issued a Convertible Promissory Note to the Company in the amount of $250,000.  Additional Convertible Promissory Notes were subsequently issued by AML to the Company in the amount of $50,000 each on February 21, 2023, March 20, 2023, and May 5, 2023.  The Convertible Promissory Notes carry a 10.0% annual interest rate, compounded monthly, and has the ability to convert into a maximum of 166,667 common stock of AML or repaid at maturity, which is twenty-four months after issuance.  Concurrently, the Company and AML entered into a royalty agreement whereby the Company will receive between 0.5% and 1.5% of the sales revenue received from sales of product(s) developed under a Technology Development and Services Agreement.

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Ferrox Holdings Ltd	$250,000	$250,000
Texas Tech University Note	100,000	0
Total notes receivable	$350,000	$250,000

Ferrox Holdings Ltd.

In March 2022 and September 2022, the Company made a series of investments totaling $250,000 into convertible debt of Ferrox Holdings, Ltd (Ferrox).  The convertible debt holds a 7.0% annual interest rate, compounded annually, and is convertible into common stock of Ferrox at $0.15 per share.  As part of its investment in the convertible debt of Ferrox, the Company also received an additional 833,335 common shares of Ferrox at the time of investment.

Texas Tech University

On July 31, 2022, the Company purchased certain payments that are owed to Texas Tech University from a third party for the agreement to participate in sponsored research services performed by Texas Tech University and agreed to assume responsibility for those payments.  The payments that were due to Texas Tech University amounted to $184,662.72 and the Company has since paid $100,000 of that amount so far on behalf of the third party.  A note payable between the Company and the third party was created to reflect the assumption by the Company of these payments and the note pays interest.  The operator of the technology is a related entity and is described more in Note 13.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Carnegie ORR	117,623	117,623
Energy Technologies Inc	52,700	52,700
Coking Coal Financing LLC	8,978	53,978
RMC Environmental Services LLC	225,000	225,000
Texas Tech University	0	100,000
Pollinate	1,954	1,954
Less: Accumulated Amortization	(103,885)	(28,658)
Total Intangible Assets	$520,259	$740,487

NOTE 6 – INTANGIBLE ASSETS (cont.)

Amortization expense - Intangible Assets totaled $103,885 and $28,658 as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, future amortization expense are as follows:

2024	75,227
2025	75,227
2026	75,227
2027	57,592
2028 and thereafter	226,054
509,328

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of December 31, 2023. The intangible will be treated as an indefinite lived asset.

Mining Permit Package

On January 3, 2022, the Company entered into an agreement with a Kentucky licensed engineer to create three coal mining permits for the total payment of $75,000, payable in equal weekly installments over the course of 36 weeks. The permits will be held in the name of American Resources Corporation, or its subsidiaries, and the Company will receive an overriding royalty in the amount of the greater of $0.10 per ton or 0.20% of the gross sales price of the coal sold from the permit. The intangible will be amortized over its initial 10 year contract period.

MC Mining

On April 1, 2022, the Company purchased the rights to receive rental income from property located in Pike County, Kentucky.  The rental income is $2,500 per month and the consideration paid by the Company to the seller was a total of $149,150.44, which represents $60,000 in cash to be paid to the seller in the form of 80% of the monthly rental income until the cash consideration is paid in full, plus the issuance of $89,150.44 worth of shares of the Company that will be valued at the same per common share value at the consummation of a transaction that results in the Company becoming publicly traded. The intangible will be amortized over its initial 30 year contract period.

Carnegie ORR

On May 20, 2022, the Company entered into an agreement to fund the development of a series of coal mines located in Pike County, Kentucky in exchange for a promissory note to repay the Company its capital invested, plus interest, and then an ongoing overriding royalty from coal sold from the mines.  $117,623.17 has been funded by the Company under this contract thus far.  The operator of the property is a related entity and is described more in Note 13. The intangible will be amortized over its initial 15 year anticipated mine life.

Energy Technologies Inc

On September 30, 2022, the Company entered into an agreement to purchase, for the consideration of $52,700, a partial interest in a density gauge analyzer that is manufactured by Energy Technologies, Inc. and will be repaid to the Company on a per ton of coal basis from coal sold by using the density gauge analyzer.  The operator of the technology is a related entity and is described more in Note 13. The intangible will be amortized over the 5 year useful life period of the underlying equipment.

NOTE 6 – INTANGIBLE ASSETS (cont.)

Coking Coal Financing LLC

On April 15, 2022, the Company entered into a membership interests purchase agreement with ENCECo, Inc., the sole owner and member of Coking Coal Leasing LLC (“CCL”), whereby the Company issued 236,974 shares to ENCECo, Inc. for the purchase of purchase of CCL.  As part of this transaction, the Company, through CCL, purchased a contract to manage the electrical power account for a coal mining complex located in Perry County, Kentucky.  The fee for managing this contract payable to the Company is $5,000 per month. The intangible will be treated as an indefinite lived asset.

RMC Environmental Services LLC

On August 17, 2022, the Company formed RMC Environmental Services LLC as a wholly owned subsidiary of the Company for the purpose of purchasing certain rights to operate a clean fill landfill located in Hamilton County, Indiana that pays RMC Environmental Services for each load of clean fill material that is disposed on, or removed from, the landfill.  The consideration paid by the Company was $225,000 for the rights to operate this business. The intangible will be amortized over its initial 5 year contract period.

Pollinate

On July 15, 2022, the Company entered into a Honey Royalty Agreement whereby the Company will purchase apiaries for the use of Land Betterment Corporation and the Company will be paid $1.00 per pound of salable honey sold or used by Land Betterment from the purchased apiaries.  The operator of Pollinate is a related entity and is described more in Note 13. The intangible will be treated as an indefinite lived asset.

NOTE 7 – RIGHT OF USE ASSETS

The right-of-use asset is the Company’s right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received.

The Company’s discounted lease payment rate is 10%, which is the Company’s borrowing rate.

We lease an office from an affiliated entity, LRR, located at 1845 South KY Highway 15 South, Hazard, KY 41701. We pay $250.00 a month, plus common charges, in rent with an initial lease term of 10 years.

We sublease an office from an affiliated entity, American Resources Corporation, located at 12115 Visionary Way, Ste 174, Fishers, IN 46038. We pay $2,143.25 a month in rent with an initial lease term of 10 years.

We lease land from an affiliated entity, LRR, located in Pike County, Kentucky. We pay $2,000 a month in rent with an initial lease term of 21 years.

We lease land from an affiliated entity, LRR, located in Hamilton County, Indiana. We pay a minimum of $2,000 a month in rent or 20% of the immediately prior month’s total monthly gross revenues from the lessee’s operations. The initial lease term is 5 years.

At December 31, 2023 and 2022, right of use assets and liabilities were comprised of the following:

	December 31, 2023	December 31, 2022
Assets:
ROU asset	$453,686	$181,006

Liabilities
Current:
Operating lease assets	$33,923	11,876
Non-current
Operating lease assets	418,662	$169,252

NOTE 7 – RIGHT OF USE ASSETS (cont.)

As of December 31, 2023, remaining maturities of lease liabilities were as follows:

2024	32,923
2025	37,475
2026	41,398
2027	43,734
2028 and thereafter	296,055
452,585

NOTE 8 – ROUND A CONVERTIBLE DEBT

As of December 31, 2023 and 2022, the amount outstanding under the Round A Convertible Debt amounted to:

	December 31, 2023	December 31, 2022

Gross principal value of convertible notes – related party	$0	$370,000
Gross principal value of convertible notes – non-related party	0	1,959,150
Unamortized loan discounts	0	(141,638)
Total convertible notes payable, Net	$0	$2,187,512

The principal and any accrued interest in the Round A Convertible Debt has a per share conversion price of $6.50 and bear a 10.0% annual interest rate, compounded calendar quarterly. Accrued interest of $0 was recorded at December 31, 2023. All convertible debt was converted into common stock at the date of business combination.

NOTE 9 –NOTE PAYABLE - RELATED PARTY

As of December 31, 2023 and 2022, the amount outstanding of non-convertible Note Payable to related parties amounted to:

	December 31, 2023	December 31, 2022

Gross principal value of note payable – related party	$1,681,755	$1,681,755
Unamortized loan discounts	(0)	(259,617)
Total notes payable – related party, Net	$1,681,755	$1,422,138

The Note Payable bears a 10.0% annual interest rate, compounded calendar quarterly. Accrued interest of $310,507 was recorded at December 31, 2023. The related party note is due two years from the date of issuance and is due in October 2023.

NOTE 10 –NOTES PAYABLE

As of December 31, 2023 and 2022, the amount outstanding of non-convertible note payable amounted to:

	December 31, 2023	December 31, 2022

MC Mining Note Payable	$20,000	$42,000
Gross principal value of non-convertible notes payable	250,000
Total notes payable – related party, Net	$270,000	$42,000

MC Mining

On April 1, 2022, the Company purchased the rights to receive rental income from a related party from property located in Pike County, Kentucky.  The rental income is $2,500 per month and the consideration paid by the Company to the seller was a total of $149,150.44, which represents $60,000 in cash to be paid to the seller in the form of 80% of the monthly rental income until the cash consideration is paid in full, plus the issuance of $89,150.44 worth of shares of the Company that will be valued at the same per common share value at the consummation of a transaction that results in the Company becoming publicly traded. Of the $60,000 in cash to be paid to the seller, $20,000 and $42,000 is outstanding at December 31, 2023 and 2022, respectively. There is no interest due on the unpaid portion of the monthly rental income.

NOTE 11: SHAREHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023, there were 14,270,761 shares of Class A common stock issued and outstanding. At December 31, 2022, there were 729,817 shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company was previously authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock were entitled to one vote for each share. At the closing of the Business Combination, we filed an amended and restated certificate of incorporation that eliminated the authorization of the Class B Common Stock.  At December 31, 2022, there were 2,975,000 shares of Class B common stock issued and outstanding, of which 2,875,000 were held by the Sponsor (and of which 375,000 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders (exclusive of the holders of Representative Shares) will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).  As of December 31, 2023, there were no shares of Class B common stock authorized, issued, or outstanding.

NOTE 11: SHAREHOLDERS’ EQUITY (cont.)

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

On March 22, 2021, our Sponsor transferred 5,000 shares of Class B common stock with a par value of $0.0001 per share to each of three of our independent directors. The number of shares of Class B common stock that our Sponsor holds after the transfer is 2,860,000.  At the closing of the Business Combination, all shares of Class B common stock were automatically converted into 3,076,500 shares of Class A common stock, and an amended and restated certificate of incorporation was filed that removed the Class B common stock from the authorized capitalization of the Company.

NOTE 12: RELATED PARTY TRANSACTIONS

Land Resources & Royalties LLC / Wabash Enterprises LLC

The Company may at times in the future lease property from Land Resources & Royalties LLC (“LRR”) and enter into various other agreements with LRR and/or its parent company, Wabash Enterprises LLC, an entity managed by Thomas Sauve and which Kirk Taylor is also part beneficial owner. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Class A Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

Land Betterment Corporation

The Company may at times in the future enter into agreements with Land Betterment Corporation, an entity in which Kirk Taylor is a director, President and Chief Financial Officer and Thomas Sauve who is a director and Chief Development Officer.  As of December 31, 2023, the Company had entered into a contractor services agreement with Land Betterment Corporation for environmental services personnel. The contract called for cost plus 12.5% margin.

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation and its subsidiaries, an entity in which Thomas Sauve is a director and President, and Kirk Taylor is the Chief Financial Officer.

Westside Advisors LLC

The Company may at times in the future enter into agreements with Westside Advisors LLC, an entity managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination. In October 2021, Westside Advisors LLC sold 250,000 LBX Tokens it owned to the Company in exchange for the Round A Convertible Note of $2,000,000 and 76,924 warrants (Warrant “A-2”); no cash was part of this consideration. $1,681,756 was outstanding as of December 31, 2022 with no payments in cash of interest or principal paid.  The note carries an interest rate of 10%.  During 2022, $318,244.72 of principal was converted to common shares at a rate of $6.50 per share.  On October 31, 2023, the Warrant A-2 was converted into Class A Common Stock of the Company as part of the Business Combination that is owned by Westside Advisors LLC.

T Squared Partners LP

The Company has and may at times in the future enter into agreements with T Squared Partners LP, an entity managed by Westside Advisors LLC. On October 2, 2021, T Squared Partners LP invested $250,000 cash into the Company in the form of the Round A Convertible Note and 9,616 warrants issued under Warrant “A- 1.” On January 31, 2022, T Squared Partners LP invested an additional $50,000 cash into the Company in the form of the Round A Convertible Note and 1,924 warrants issued under Warrant “A-5.” 5”, all of which was outstanding as of December 31, 2022 with no payments of interest or principal paid.  The note carries an interest rate of 10%.  On October 31, 2023, as part of the Business Combination, the notes and warrants held by T Squared Partners LP were converted into Class A Common Stock of the Company.

NOTE 12: RELATED PARTY TRANSACTIONS (cont.)

White River Holdings LLC

The Company has and may at times in the future enter into agreements with White River Holdings LLC, an entity managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination. On January 1, 2022, the Company entered into a consulting agreement with White River Holdings LLC whereby we paid White River Holdings a monthly consulting fee of $6,250, effective January 1, 2022, for 12 months. This consulting fee is not payable in cash to the Company until we raise a minimum of five million dollars of external capital. On February 1, 2022, White River Holdings LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-6.”  On November 1, 2023, as part of the Business Combination, the notes and warrants held by White River Holdings LLC were converted into Class A Common Stock of the Company.

First Frontier Capital LLC

The Company may at times enter into agreements with First Frontier Capital LLC, an entity managed and beneficially owned by Thomas Sauve, Chief Executive Officer and Chairman of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.”  On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Class A Common Stock of the Company.

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

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2022 and October 31, 2023, the effective date of the business combination and termination of the services agreement, $120,000 and $220,000, respectively is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of December 31, 2022 December 31, 2023, $239,825 and $291,243 is outstanding, respectively.

NOTE 13: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $432,828 and $144,733 at December 31, 2023 and 2022, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $589,442 and $156,614 at December 31, 2023 and 2022, respectively, which was fully reserved. The net operating loss carryforwards for year 2022 begin to expire in 2042. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance reflect the impact of the tax law.

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2023.

NOTE 14: WARRANTS

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

NOTE 14: WARRANTS (cont.)

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

NOTE 14: WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	2023	2022
Expected Dividend Yield	0.00%	0.0%
Expected volatility	1.55%	1.55%
Risk-Free Rate	4.27%	4.27%
Expected life of warrants	1.72	2.72

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Exercisable (vested) - December 31, 2021	-	$-		$-

Granted	-	$-		$-
Forfeited or Expired	-
Exercised	-
Outstanding December 31, 2022	4,777,364	$1	3.3	$2,770,871
Exercisable (vested) - December 31, 2022	4,777,364	$1	3.3	$2,770,871

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding December 31, 2023	4,777,364	$0	2.3	$100,325
Exercisable (vested) - December 31, 2023	4,777,364	$0	2.3	$100,325

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Exercisable (vested) - December 31, 2021	-	$-		$-

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding December 31, 2022	3,901,201	$0.58	3.3	$2,262,696.58
Exercisable (vested) - December 31, 2022	3,901,201	$0.58	3.3	$2,262,696.58

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding December 31, 2023	3,901,201	$0.03	2.3	$101,431.23
Exercisable (vested) - December 31, 2023	3,901,201	$0.03	2.3	$101,431.23

NOTE 15: FAIR VALUE MEASUREMENTS

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

NOTE 15: FAIR VALUE MEASUREMENTS (cont.)

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

At December 31, 2023, the Company is the holder of 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022 and 2023, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note remains outstanding, and the warrants were converted into shares of the Company as part of the Business Combination on October 31, 2023.

At December 31, 2023 and 2022, assets held in the Trust Account were comprised of $0 and $7,613,762 in money market funds which are invested primarily in U.S. Treasury Securities. All funds were withdrawn upon business combination.

The following table presents information about the Company’s assets, liabilities and redeemable class A common that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$0	$7,613,762

Liabilities:
Warrant Liability – Public Warrants	3	157,584	110,182
Warrant Liability – Private Warrants	3	117,036	101,432

Commitments and Contingencies:
Class A Common Stock		0	7,497,311

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2023 and December 31, 2022 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 15: FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$2,262,941	$3,036,301	$5,299,242
Change in valuation inputs or other assumptions	(2,161,510)	(2,926,119)	(5,087,629)
Fair value as of December 31, 2022	101,431	110,182	211,613

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$101,431	$110,182	$211,613
Change in valuation inputs or other assumptions	15,604	47,402	63,006
Fair value as of December 31, 2023	117,036	157,584	274,620

NOTE 16: COMMITMENTS AND CONTINGENCIES

In the course of normal operations, the Company is involved in various claims and litigation that management intends to defend. The range of loss, if any, from potential claims cannot be reasonably estimated. However, management believes the ultimate resolution of matters will not have a material adverse impact on the Company’s business or financial position.

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

NOTE 17: SUBSEQUENT EVENTS

On February 1, 2024, the Company entered into an agreement with T.R. Mining & Quarry Ltd., a Jamaican-based company (T.R. Mining), to provide a loan to T.R. Mining of up to $100,000 in exchange for an overriding royalty on all minerals extracted from T.R. Mining’s exclusive prospecting license and any successor permit. $20,000 of that note has been advanced by the Company to T.R. Mining as of the date of this filing.

On January 29, 2024, 100,000 shares of common stock were issued to KBB Asset Management LLC pursuant to a note conversion.

On February 7, 2024, Daniel Hasler and Gary Ehlebracht both stepped down as an independent directors of the Board of Directors and both Roy Smith and Benjamin Wrightsman were simultaneously appointed to the Board of Directors as independent directors.  Furthermore, Mr. Smith was appointed as Chairman of the Compensation Committee of the Board of Directors and Mr. Wrightsman was appointed as Chairman of the Nominating Committee of the Board of Directors

On March 1, 2024, 133,334 shares of common stock were issued to KBB Asset Management LLC pursuant to a note conversion.

On March 11, 2024, the Company deposited $5,000 restricted cash with the Kentucky Secretary of State for the benefit of a related party under the Company’s reclamation bonding facility agreement with that party.

On March 19, 2024, the Company issued-a non-convertible promissory note to Westside Advisors in the amount of $42,000. The note is due two years from the date of issuance on March 19, 2026.

On March 20, 2024, the Company invested an additional $15,000 into Advanced Magnetic Lab, Inc. under the existing convertible promissory note purchase agreement with that company.

On March 22, 2024, the Company deposited $5,000 restricted cash with the Kentucky Secretary of State for the benefit of a related party under the Company’s reclamation bonding facility agreement with that party.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2023 that have materially affected the Company’s internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions

Julie Griffith	67	Director
Gary Ehlebracht	39	Director
Daniel J. Hasler	66	Director
Kirk P. Taylor	44	Chief Financial Officer
Thomas M. Sauve	45	Director/Chief Executive Officer

Executive officers of the Company are appointed by our board of directors and serve at the pleasure of the board of directors.

Kirk P. Taylor, CPA, Chief Financial Officer, has over 18 years of financial, accounting and tax structuring experience. After working in national public accounting firms, he has been the Chief Financial Officer of American Resources Corporation (Nasdaq: AREC) since 2015, leading the public process as well as integrations of 8 different acquisitions within the infrastructure and resource space. Mr. Taylor is also a founder and President of Land Betterment Corp, a benefit corporation, focused on positive environmental and social communities facing a changing industrial landscape.

Thomas M. Sauve, Chairman of the Board of Directors, Chief Executive Officer, has over 12 years leading and managing mining operations and over 15 years investing, restructuring and building businesses. Having managed the due diligence process and closing, staffing and ramp up of three acquisitions in twelve months, he has a history of successfully identifying mining operations that have the ability to meet the company’s model of cost cutting and efficiency. As President of American Resources Corporation (Nasdaq: AREC) since 2015, Mr. Sauve has successfully integrated 8 acquisitions into a streamlined operating model.

Julie Griffith, Director, has held leadership roles for the Indiana Innovation Institute. Within this role, she was able to highlight her strategic vision, rich background in government affairs, and business development and marketing experience. Before joining the Indiana Innovation Institute, Griffith served as the vice president of Public Affairs for Purdue University and worked with Duke Energy in a variety of roles, including vice president for Government Affairs and Foundation Relations. Before that she worked for the Texas-based energy company Spectra Energy and its predecessor companies. Griffith has an extensive background in marketing, business development, and government and regulatory affairs. She graduated from Ball State in 1979 with a Bachelor of Science degree in Political Science, and now serves on the Foundation board and the Dean's Advisory Council for the University's College of Sciences and Humanities. She has previously represented Ball State as a State House intern, London Center participant, Above & Beyond Campaign Development Committee member, Bold Campaign Regional Subcommittee member, Indianapolis Alumni Club board member, and a National Philanthropy Council member.

Gary T. Ehlebracht, Director, and has over 12 years of physical and financial commodity trading experience. He joined grain trading and merchandising firm Gavilon, LLC in 2008 where he spent over 10 years as a senior trader focused primarily on dairy commodities. In 2019 Mr. Ehlebracht joined Dairy Products Incorporated, a leading dairy trading firm, where he focuses on physical merchandising, financial risk management, global logistics and supply chain management working with some of the largest multinational food companies. We believe Mr. Ehlebracht is well qualified to serve as a director due to his over 20 years of commodities and agriculture experience. .

Daniel J. Hasler, Director, is the founder and President of Hasler Ventures LLC, a company working to advance groundbreaking technologies by moving them to the public through collaborations with industry. For the previous 5 years, Mr. Hasler was President of Purdue Research Foundation. Previously, Mr. Hasler was the Secretary of Commerce for the State of Indiana and spent 31 years at Eli Lilly and Co., (NYSE: LLY) in a number of leadership positions including Vice President for Global Marketing. We believe Mr. Hasler is well qualified to serve as a director due to his over 40 years of university, government and public company experience. .

Number and Terms of Office of Officers and Directors

Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, originally consisting of Mr. Taylor and Mr. Hasler expired at our first annual meeting of stockholders. The term of office of the second class of directors, originally consisting of Mr. Ehlebracht and Mr. Smid, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Jensen and Mr. Sauve, will expire at the third annual meeting of stockholders.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect that our board of directors will determine that Griffith, Ehlebracht, and Hasler are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Corporate Governance; Code of Conduct and Business Code of Ethics

Committees of the Board of Directors

Our board of directors will have three standing committees: an audit committee, a compensation committee, and a nomination committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee, compensation committee, and nomination committee of a listed company be comprised solely of independent directors. The composition and responsibilities of the three committees are described below.

Audit Committee

Julie Griffith, Gary Ehlebracht, and Daniel Hasler, serve as members of our audit committee, and Julie Griffith is chair the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Griffith, Ehlebracht, and Hasler, meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Julie Griffith qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Julie Griffith, Gary Ehlebracht, and Daniel Hasler serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. All of our members are independent and Mr. Ehlebracht is chair the compensation committee.

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

Director Nominations

Julie Griffith, Gary Ehlebracht, and Daniel Hasler serve as members of our nomination committee. Under the Nasdaq listing standards and applicable SEC rules, we are not required to have this committee. All of our members are independent and Mr. Hasler is chair the nomination committee. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this prospectus is a part. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We will disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Table of Committees and participating directors

	Audit Committee	Nominating Committee	Compensation Committee

Julie Griffith	X (Chairwoman)	X	X
Gary Ehlebracht	X	X	X (Chairman)
Daniel Hasler	X	X (Chairman)	X
Thomas M. Sauve

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2023 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2023, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer and Director Compensation

Overview

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have opted to comply with the scaled disclosure requirements applicable to emerging growth companies.

The named executive officer and director compensation described in this section discusses our 2022 compensation programs. This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations and determinations regarding future compensation programs.

Executive and Director Compensation

The Company’s Board of Directors, with input from our Chief Executive Officer, has historically determined the compensation for our named executive officers. Our named executive officers for the fiscal year ended December 31, 2023, which consist of our principal executive officer and the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2023, are:

•	Thomas Sauve, Chief Executive Officer; and

•	Kirk Taylor, Chief Financial Officer

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation of our executive officers and directors for services rendered in all capacities to us during the last completed fiscal year. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” We also have included below a table regarding compensation paid to our directors who served during the last completed fiscal year.

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mark C. Jensen, Chief Executive Officer, Chairman (1)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas M. Sauve, Chief Executive Officer, Director (2)	2023	$150,000	-0-	-0-	-0-	-0-	-0-	$150,000
	2022	$75,000	-0-	-0-	-0-	-0-	-0-	$75,000

Kirk P. Taylor, Chief Financial Officer	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Hasler, Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Gary Ehlebracht, Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Julie Griffith, Director (3)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Edward Smid, Director (1)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Resigned on October 31, 2023 from the Company as part of the Business Combination.

(2)	Director of the Company prior to October 31, 2023; was appointed as Chairman on October 31, 2023 as part of the Business Combination.

(3)	Appointed as Director of the Company on October 31, 2023 as part of the Business Combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At December 31, 2023, we had 14,270,761 shares of common stock issued and outstanding. Voting power represents the voting power of common stock owned beneficially by such person. On all matters to be voted upon, the holders of the common stock vote together as a single class. Except as otherwise set forth below, the following table sets forth information known to us as of December 31, 2023 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each director and nominee;
●	each named executive officer; and
●	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 12115 Visionary Way, Suite 174, Fishers IN 40638. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him or her (or certain persons whose ownership is attributed to him or her) and that can be acquired by him or her within 60 days from December 31, 2021, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	%
Directors and Named Executive Officers of the Company
Thomas Sauve, Chief Executive Officer and Chairman of the Board of Directors(3)	1,167,208	8.18%
Kirk Taylor, Chief Financial Officer(4)	1,420,108	9.95%
Daniel Hasler, Independent Director	-0-	* %
Julie Griffith, Independent Director	-0-	* %
Gary Ehlebracht, Independent Director	-0-	* %
Edward Smid, Independent Director	-0-	* %
All Directors and Executive Officers of the Company as a Group (5 Individuals)	2,587,316	18.13%

Five Percent Holders
White River Holdings LLC(5)	1,104,739	7.74%
Homewood Holdings LLC (6)	1,052,377	7.37%
Midwest General Investment Company LLC(7)	995,953	6.98%
Maxpro Invest Holdings LLC(8)	943,842	6.61%
White River Ventures LLC(9)	855,196	5.99%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following individuals is c/o Royalty Management Holding Corporation, 12115 Visionary Way, Suite 174, Fishers, IN 46038.
(2)	Excludes shares issuable pursuant to any warrants outstanding.
(3)	Owned through First Frontier Capital LLC, of which Thomas Sauve is manager and a beneficial owner.
(4)	Owned through Liberty Hill Capital Management LLC, of which Kirk Taylor is manager and a beneficial owner.
(5)	Managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination.
(6)	Beneficial owner is Mark LaVerghetta.
(7)	Manager of entity is Mark Jensen. Entity is owned by trust which certain members of the Sauve family are beneficiaries.
(8)	Manager of the entity is Ferrox Holdings CEO, Terry Duffy
(9)	Manager of entity is Thomas Sauve. Entity is owned by trust which certain members of the Jensen family are beneficiaries.

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

Changes in Control.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Land Resources & Royalties LLC / Wabash Enterprises LLC

The Company may at times in the future lease property from Land Resources & Royalties LLC (“LRR”) and enter into various other agreements with LRR and/or its parent company, Wabash Enterprises LLC, an entity managed by Thomas Sauve and which Kirk Taylor is also part beneficial owner. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Class A Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

Land Betterment Corporation

The Company may at times in the future enter into agreements with Land Betterment Corporation, an entity in which Kirk Taylor is a director, President and Chief Financial Officer and Thomas Sauve who is a director and Chief Development Officer.  As of December 31, 2023, the Company had entered into a contractor services agreement with Land Betterment Corporation for environmental services personnel. The contract called for cost plus 12.5% margin.

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation and its subsidiaries, an entity in which Thomas Sauve is a director and President, and Kirk Taylor is the Chief Financial Officer.

Westside Advisors LLC

The Company may at times in the future enter into agreements with Westside Advisors LLC, an entity managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination. In October 2021, Westside Advisors LLC sold 250,000 LBX Tokens it owned to the Company in exchange for the Round A Convertible Note of $2,000,000 and 76,924 warrants (Warrant “A-2”); no cash was part of this consideration. $1,681,756 was outstanding as of December 31, 2022 with no payments in cash of interest or principal paid.  The note carries an interest rate of 10%.  During 2022, $318,244.72 of principal was converted to common shares at a rate of $6.50 per share.  On October 31, 2023, the Warrant A-2 was converted into Class A Common Stock of the Company as part of the Business Combination that is owned by Westside Advisors LLC.

T Squared Partners LP

The Company has and may at times in the future enter into agreements with T Squared Partners LP, an entity managed by Westside Advisors LLC. On October 2, 2021, T Squared Partners LP invested $250,000 cash into the Company in the form of the Round A Convertible Note and 9,616 warrants issued under Warrant “A- 1.” On January 31, 2022, T Squared Partners LP invested an additional $50,000 cash into the Company in the form of the Round A Convertible Note and 1,924 warrants issued under Warrant “A-5.” 5”, all of which was outstanding as of December 31, 2022 with no payments of interest or principal paid.  The note carries an interest rate of 10%.  On October 31, 2023, as part of the Business Combination, the notes and warrants held by T Squared Partners LP were converted into Class A Common Stock of the Company.

White River Holdings LLC

The Company has and may at times in the future enter into agreements with White River Holdings LLC, an entity managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination. On January 1, 2022, the Company entered into a consulting agreement with White River Holdings LLC whereby we paid White River Holdings a monthly consulting fee of $6,250, effective January 1, 2022, for 12 months. This consulting fee is not payable in cash to the Company until we raise a minimum of five million dollars of external capital. On February 1, 2022, White River Holdings LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-6.”  On November 1, 2023, as part of the Business Combination, the notes and warrants held by White River Holdings LLC were converted into Class A Common Stock of the Company.

First Frontier Capital LLC

The Company may at times enter into agreements with First Frontier Capital LLC, an entity managed and beneficially owned by Thomas Sauve, Chief Executive Officer and Chairman of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.”  On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Class A Common Stock of the Company.

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

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2022 and October 31, 2023, the effective date of the business combination and termination of the services agreement, $120,000 and $0, respectively is accrued and owed under this agreement.

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

Director Independence

Each of Julie Griffith, Daniel Hasler, and Gary Ehlebracht, the directors of the Company at December 31, 2023, are independent directors as defined by the NASDAQ Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

B.F. Borgers CPA, PC (PCAOB ID: 5041), services as the Company’s independent registered public accounting firm.

The following is a summary of fees paid or to be paid to B.F. Borgers CPA, PC, or B.F. Borgers, for services rendered for the period from January 1, 2023 through December 31, 2023.

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

ROYALTY MANAGEMENT HOLDING CORPORATION

Date: April 16, 2024	By:	/s/ Thomas M. Sauve
Thomas M. Sauve, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Julie Griffith	Director	April 16, 2024
Julie Griffith

/s/ Roy Smith	Director	April 16, 2024
Roy Smith

/s/ Benjamin Wrightsman	Director	April 16, 2024
Benjamin Wrightsman

/s/ Thomas M. Sauve	Chief Executive Officer/ Director (Principal Executive Officer and the	April 16, 2024
Thomas M. Sauve	Registrant’s authorized signatory in the United Sates)

/s/ Kirk P. Taylor	Chief Financial Officer	April 16, 2024
Kirk P. Taylor	(Principal Financial and Accounting Officer)

