Form 10-Q
period 2024-03-31
Royalty Management Holding Corp
filed 2024-05-24
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange on which
Title of each class	Symbol(s)	registered
Common stock par value $0.0001 per share	RMCO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	RMCOW	The Nasdaq Stock Market LLC

As of May 24, 2024, 14,964,095 shares of common stock, par value $0.0001 per share were issued and outstanding.

ROYALTY MANAGEMENT HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

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

•

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

•	the risk that the consummation of the Business Combination disrupts Royalty’s current plans;

•	the ability to recognize the anticipated benefits of the Business Combination;

•	the ability to retain cash in trust for growth of Royalty’s business as part of the Business Combination;

•	unexpected costs related to the Business Combination;

•	the amount of any redemptions by existing holders of common stock being greater than expected;

•	limited liquidity and trading of Royalty’s securities;

•	geopolitical risk and changes in applicable laws or regulations;

•	the possibility that AMAO and/or Royalty may be adversely affected by other economic, business, and/or competitive factors;

•	operational risk;

•

risk that a health crisis and/or pandemic, and local, state, and federal responses to addressing the pandemic may have an adverse effect on our business operations, as well as our financial condition and results of operations;

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Royalty’s resources; and

•	our ability to successfully deploy the proceeds from the Business Combination.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forwardlooking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

ASSETS
	March 31,	December 31,
	2024	2023

CURRENT ASSETS
Cash	$124,823	$195,486
Accounts Receivable	137,583	70,323
Prepaid Insurance	30,159	-
Interest Receivable	439,763	404,548
Fee Income Receivable	195,357	176,777
Total Current Assets	927,685	847,134

Investments in Corporations and LLCs	10,112,852	10,112,852
Convertible Notes Receivable	1,415,000	1,400,000
Notes Receivable	120,000	100,000
Intangible Assets, Net	501,453	520,259
Restricted Cash	186,825	176,800
Operating Lease Right-Of-Use Assets	445,335	453,686
Total Non-Current Assets	12,781,465	12,763,597
TOTAL ASSETS	$13,709,149	$13,610,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable – Related Party	$381,243	$381,243
Accounts Payable	94,752	96,071
Current Portion of Operating Lease Liabilities, Net	34,777	33,923
Current Portion of Notes Payable	489,000	-
Accrued Expenses	357,146	834,267
Total Current Liabilities	1,356,918	1,345,504

Notes Payable – Related Party, Net	-	1,681,755
Operating Lease Liabilities, Net	409,641	418,662
Notes Payable	1,723,755	270,000
Fair Value Liability of Public Warrants	113,465	157,584
Fair Value Liability of Private Warrants	-	117,036
Total Non-Current Liabilities	2,246,861	2,645,037
TOTAL LIABILITIES	3,603,779	3,990,541

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding for March 31, 2024 and December 31, 2023	-	-

Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,504,095 and 14,270,761 shares issued and outstanding for March 31, 2024 and December 31, 2023, respectively	1,450	1,427

Additional Paid-In Capital	8,576,249	8,226,273

Retained Earnings	1,527,670	1,392,490

Total Stockholders’ Equity	10,105,369	9,620,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,709,149	$13,610,731

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended 3/31/2024	For the three months ended 3/31/2023

Environmental Services	136,020	35,100
Fee Income	3,580	9,692
Rental Income	22,500	22,500
TOTAL REVENUE	162,100	67,292

Cost of Revenue	(67,660)	(60,001)
Total Cost of Revenue	(67,660)	(60,001)

GROSS PROFIT	94,440	7,291

Amortization Expense Intangibles	(18,807)	(18,807)
General and Administrative	(73,144)	(99,346)
Professional Fees	(5,694)	(43,556)
Total Operating Expenses	(97,645)	(161,709)

NET LOSS FROM OPERATIONS	(3,205)	(154,418)

OTHER INCOME (EXPENSE)
Interest Income	35,377	100,673
Gain on Warrant Fair Value Adjustment	161,155	-
Interest Expense	(58,147)	(220,601)
Total Other Income (Expense)	138,385	(119,928)

NET INCOME (LOSS)	135,180	(274,345)

Weighted average shares outstanding, basic and diluted	14,402,263	726,938
Basic and diluted net income per ordinary share	$0.01	$(0.38)

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2022	9,616,781	$69,176	$688,753	$3,459,712	$4,217,641
Shares issued for services	770	8	4,992		5,000
Net Loss				(274,345)	(274,345)
Balance March 31, 2023	9,617,551	69,184	693,746	3,185,367	3,948,296

Balance December 31, 2023	14,270,761	1,427	8,226,273	1,392,490	9,620,190
Shares issued for purchase of debt	233,334	23	349,977		350,000
Net Income				135,180	135,180
Balance March 31, 2024	14,504,095	1,450	8,576,250	1,527,670	10,105,369

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ending March 31,	For the three months ending March 31,
Cash flows from Operating Activities:	2024	2023

Net Income (Loss)	$135,180	$(710,809)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operations
Amortization of Debt Discount	-	115,445
Amortization Expense of Right of Use Assets	184	(1,814)
Amortization of Intangibles	75,227	18,807
Issuance of Common Shares for Service	-	5,000
Fair Value Adjustment of Public Warrants	(44,119)	47,214
Fair Value Adjustment of Private Warrants	(117,036)	27,308

Changes in Operating Assets and Liabilities:
Accounts Receivable	(67,260)	39,470
Prepaid Insurance	(30,159)	100,049
Deposits	-	(37,461)
Interest Receivable	(35,215)	(102,378)
Fee Income Receivable	(18,580)	(69,692)
Accounts Payable – Related Party	-	164,947
Accounts Payable	(1,319)	127,946
Accrued Expenses	(477,122)	47,774
Net Cash Used in Operating Activities	(580,218)	(228,195)

Cash Flows from Investing Activities
Withdrawal of Cash in Trust Account	-	2,152,346
Withdrawal from Corporations and LLCs	-	3,096
Investments in Convertible Notes Receivable	(15,000)	(100,000)
Investments in Notes Receivable	(20,000)	(100,000)
Purchases of Intangible Assets	(56,420)	145,000
Net Cash Provided by (Used in) Investing Activities	(91,420)	2,100,442

Cash Flows from Financing Activities:
Return of Investment Trust Proceeds, Net Underwriting Fees Paid	-	(2,188,640)
Shares Issued in Purchase of Debt	350,000	-
Proceeds from Notes Payable	261,000	-
Payment on Notes Payable	-	(6,000)
Net Cash Provided (Used in) Financing Activities	611,000	(2,194,640)

Net Change in Cash	(60,639)	(322,393)
Cash – Beginning of Period	372,286	687,166
Cash – Ending of Period	$311,648	$364,773

Supplemental Information
Acquisition of Right of Use Assets for Lease Obligations	-	305,380
Reclassification of Debt from Related to Non-Related Party	1,681,755	-
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1: NATURE OF OPERATIONS

American Acquisition Opportunity Inc was a blank check company organized on January 20, 2021 under the laws of the State of Delaware and effectuated its combination with Royalty Management Corporation (“RMC”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation (“RMHC” or the “Company”).  The Company’s business model is to invest or purchase assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. These assets typically are natural resources assets (including real estate and mining permits), patents, intellectual property, and emerging technologies.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

The Company’s financial statements subsidiaries include the accounts of the Company and the merged corporation RMC, and RMC’s wholly owned subsidiaries Coking Coal Financing LLC (“CCF”), and RMC Environmental Services LLC “RMC ES”) All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income Per Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

Related Party Policies

In accordance with ASC 850, “Related Parties” are defined as either an executive, director or nominee, greater than 10% beneficial owner, or an immediate family member of any of the proceeding. Transactions with related parties are reviewed and approved by the directors of the Company, as per internal policies.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

RMC has $186,825 in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the periods ended March 31, 2024 and 2023.

	March 31,	December 31,
	2024	2023
Cash	$124,823	$195,486
Restricted Cash	186,825	176,800
Total cash and restricted cash presented in the statement of cash flows	$311,648	$372,286

Allowance for Credit Losses

In June 2016, FASB issued guidance ASC 326, “Credit Losses” which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in ASC 326 were trade accounts receivable and other accounts receivable, including interest, fees, convertible notes, and notes receivable.

Allowance for credit losses as of March 31, 2024 and December 31, 2023 amounted to $0 for both periods.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Beneficial Conversion Features of Convertible Securities

Conversion options that are not bifurcated as a derivative pursuant to ASC 815, “Derivatives and Hedging” and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20, “Debt with Conversion and Other Options” applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. In addition, our convertible debt issuances contain conversion terms that may change upon the occurrence of a future event, such as antidilution adjustment provisions. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence. The conversion feature is linked to the Company’s own equity value, therefore there is no requirement to quantify the beneficial conversion feature.

All convertible notes outstanding were converted at the date of business combination. Principal and accrued interest were converted into common shares at $6.50 per share.

Convertible Note Amortization

Amortization expense of $0 and $105,156, which was included in interest expense of $58,147 and $220,601 for the periods ended March 31, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 from services provided when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. The Company only has one reportable revenue segment. As of March 31, 2024, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

The following table disaggregates our revenue by major service line for the three months ended:

	March 31,	March 31,
	2024	2023
Environmental Services	$136,020	$35,100
Fee Income	3,580	9,692
Rental Income	22,500	22,500
Total Revenue	162,100	67,292

Interest Income from Interest Bearing Accounts	162	1,391
Notes Receivable Interest Income	35,215	99,283
Interest Income	35,377	100,673

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of the period ended March 31, 2024, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The Company expects to file U.S. federal and various state income tax returns. The Company was formed in 2021 and has filed all required tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

The provision for income taxes was deemed to be de minimis for the period ending March 31, 2024 and 2023.

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

 In November of 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”).  ASU 2023-07 increases the disclosures about a public entity’s reportable segments.  Under ASU 2023-07, a public entity would be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods, any additional measures of a segment’s profit or loss used by the CODM to allocate resources, and the title and position of the CODM.

ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  ASU 2023-07 allows for early adoption and requires retrospective adoption.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2024.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

In December of 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”).  Under ASU 2023-09, a public entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, such as if the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate.  Entities would also have to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, along with income/loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign.  ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.  ASU 2023-09 allows for early adoption for annual financial statements that have not yet been issued and allows retrospective and prospective adoption.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2025.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

FUB Mineral LLC	$614,147	$614,147
Ferrox Holdings Ltd.	9,498,705	9,498,705
Total Investments in Corporations and LLCs	$10,112,852	$10,112,852

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough activity of $0 and $0, for the periods ended March 31, 2024 and 2023, respectively.

Ferrox Holdings Ltd.

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. ("Maxpro") to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. (“Ferrox”) that was owned by Maxpro.  The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	415,000	400,000
Total Convertible Notes Receivable	$1,415,000	$1,400,000

Heart Water Inc.

On December 2, 2022, the Company advanced $100,000 to Heart Water Inc. (HW) in exchange for an Unsecured Convertible Promissory Note issued to the Company. The Unsecured Convertible Promissory Note carries an 8.0% annual interest rate and is unsecured and has no guarantees. The HW Convertible Promissory Note converts into HW common stock at a price equal to 80% of the price per share paid by the investors in the next round of HW financing. The maturity date of the HW Convertible Promissory Notes is October 6, 2028. Concurrently, the Company and HW entered into an agreement whereby the Company has the ability to invest in certain development projects of HW in exchange for a per-gallon of water payment from the water that is captured and sold from the project. An additional $650,000 was advanced in exchange for Convertible Promissory Notes during 2023.

Ferrox Holdings Ltd.

In March 2022 and September 2022, the Company made a series of investments totaling $250,000 into convertible debt of Ferrox.  The convertible debt holds a 7.0% annual interest rate, compounded annually, and is convertible into common stock of Ferrox at $0.15 per share.  The convertible debt is unsecured and has no guarantees.  As part of its investment in the convertible debt of Ferrox, the Company also received an additional 833,335 common shares of Ferrox at the time of investment.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE (cont.)

Advanced Magnetic Lab, Inc.

On December 21, 2022, Advanced Magnetic Lab, Inc. (“AML”) issued a Convertible Promissory Note to the Company in the amount of $250,000.  Additional Convertible Promissory Notes were subsequently issued by AML to the Company in the amount of $50,000 each on February 21, 2023, March 20, 2023, and May 5, 2023.  An additional Convertible Promissory Note issued in the amount of $15,000 on March 20, 2024. The Convertible Promissory Notes carry a 10.0% annual interest rate, compounded monthly, and has the ability to convert into common stock of AML at a rate of $1.50 per share, or repaid at maturity, which is twenty-four months after issuance.  The Convertible Promissory Notes are unsecured and have no guarantees.  Concurrently, the Company and AML entered into a royalty agreement whereby the Company will receive between 0.5% and 1.5% of the sales revenue received from sales of product(s) developed by AML from the use of the proceeds from the Convertible Promissory Notes.

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

American Resources Corporation Note	$100,000	$100,000
T. R. Mining & Equipment Ltd.	20,000	-
Total Notes Receivable	$120,000	$100,000

American Resources Corporation

On July 31, 2022, the Company purchased certain payments that are owed to Texas Tech University (“TTU”) from American Resources Corporation for the agreement to participate in sponsored research services performed by TTU and agreed to assume responsibility for those payments.  The payments that were due to TTU amounted to $184,663 and the Company has since paid $100,000 of that amount so far on behalf of American Resources Corporation.  A note payable between the Company and American Resources Corporation was created to reflect the assumption by the Company of these payments and the note pays interest of 7.0% interest rate, compounded quarterly, and matures on July 31, 2024.  There are no collateral or guarantees. The operator of the technology is a related entity and is described more in Note 11.

T. R. Mining & Equipment Ltd.

On February 2, 2024 and February 29, 2024, the Company invested the amount of $10,000 each into T.R. Mining & Equipment Ltd. in the form of Promissory Notes and a royalty payable to the Company on all products and materials sold from the permit over the life of the permitted resource.  The Promissory Notes hold a 10.0% annual interest rate, compounded monthly, and matures on December 31, 2025. The Royalty Agreement provides the Company with a perpetual royalty of 10.0% of all sales of ores that are mined and sold from the permitted resource.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Carnegie ORR	117,623	117,623
Energy Technologies Inc	52,700	52,700
Coking Coal Financing LLC	8,978	8,978
RMC Environmental Services LLC	225,000	225,000
Pollinate	1,954	1,954
Less: Accumulated Amortization	(122,692)	(103,885)
Total Intangible Assets	$501,453	$520,259

NOTE 6 – INTANGIBLE ASSETS (cont.)

Amortization expense - Intangible Assets totaled $18,807 at both periods ended March 31, 2024 and 2023.

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of March 31, 2024. The intangible will be treated as an indefinite lived asset.

Mining Permit Package

On January 3, 2022, the Company entered into an agreement with a Kentucky licensed engineer to create three coal mining permits for the total payment of $75,000, payable in equal weekly installments over the course of 36 weeks. The permits will be held in the name of American Resources Corporation, a related party, or its subsidiaries, and the Company will receive an overriding royalty in the amount of the greater of $0.10 per ton or 0.20% of the gross sales price of the coal sold from the permit. The intangible will be amortized over its initial 10 year contract period.

MC Mining

On April 1, 2022, the Company purchased the rights to receive rental income from property located in Pike County, Kentucky.  The rental income is $2,500 per month and the consideration paid by the Company to the seller was a total of $149,150, which represents $60,000 in cash to be paid to the seller in the form of 80% of the monthly rental income until the cash consideration is paid in full, plus the issuance of $89,150 worth of shares of the Company that will be valued at the same per common share value at the consummation of a transaction that results in the Company becoming publicly traded. The intangible will be amortized over its initial 30 year contract period.

Carnegie ORR

On May 20, 2022, the Company entered into an agreement to fund the development of a series of coal mines located in Pike County, Kentucky in exchange for a promissory note to repay the Company its capital invested, plus interest, and then an ongoing overriding royalty from coal sold from the mines.  $117,623 has been funded by the Company under this contract thus far.  The operator of the property is a related entity and is described more in Note 11. The intangible will be amortized over its initial 15 year anticipated mine life.

Energy Technologies Inc

On September 30, 2022, the Company entered into an agreement to purchase, for the consideration of $52,700, a partial interest in a density gauge analyzer that is manufactured by Energy Technologies, Inc. and will be repaid to the Company on a per ton of coal basis from coal sold by using the density gauge analyzer.  The operator of the technology is a related entity and is described more in Note 11. The intangible will be amortized over the 5 year useful life period of the underlying equipment.

NOTE 6 – INTANGIBLE ASSETS (cont.)

Coking Coal Financing LLC

On April 15, 2022, the Company entered into a membership interests purchase agreement with ENCECo, Inc., (“ENCECo”) the sole owner and member of Coking Coal Leasing LLC (“CCL”), whereby the Company issued 236,974 shares to ENCECo, Inc. for the purchase of purchase of CCL. As part of this transaction, the Company, through CCL, purchased a contract to manage the electrical power account for a coal mining complex located in Perry County, Kentucky. The fee for managing this contract payable to the Company is $5,000 per month. The intangible will be treated as an indefinite lived asset as the ongoing monthly fees will continue as long as the permits remain.

RMC Environmental Services LLC

On August 17, 2022, the Company formed RMC Environmental Services LLC (“RMC ES”) as a wholly owned subsidiary of the Company for the purpose of purchasing certain rights to operate a clean fill landfill located in Hamilton County, Indiana that pays RMC ES for each load of clean fill material that is disposed on, or removed from, the landfill. The consideration paid by the Company was $225,000 for the rights to operate this business. The intangible will be amortized over its initial 5 year contract period.

Pollinate

On July 15, 2022, the Company entered into a Honey Royalty Agreement whereby the Company will purchase apiaries for the use of Land Betterment Corporation, a related party and the Company will be paid $1.00 per pound of salable honey sold or used by Land Betterment from the purchased apiaries. The operator of Pollinate is a related entity and is described more in Note 11. The intangible will be treated as an indefinite lived asset as honey sold shall continue until the assets are exhausted.

NOTE 7 – LEASES

The operating right-of-use asset (“ROU”) is the Company’s right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The Company leases certain land and office space under noncancelable operating leases, typically with initial terms of 5 to 21 years.

.

The Company leases an office from an affiliated entity, Land Resources & Royalties (“LRR”), located in Hazard, KY. We pay $250 a month, plus common charges, in rent with an initial lease term of 10 years.

The Company subleases an office from an affiliated entity, American Resources Corporation (“ARC”), located in Fishers, IN. Historically we have paid $2,143 a month in rent, but starting January 2024 that rent was lowered to $1,500 per month, with an initial lease term of 10 years.

The Company leases land from an affiliated entity, LRR, located in Pike County, Kentucky. We pay $2,000 a month in rent with an initial lease term of 21 years.

The Company leases land from an affiliated entity, LRR, located in Hamilton County, Indiana. We pay a minimum of $2,000 a month in rent or 20% of the immediately prior month’s total monthly gross revenues from the lessee’s operations. The initial lease term is 5 years.

At March 31, 2024 and December 31, 2023, right of use assets and liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
Assets:
ROU Asset	$445,335	$453,686

Liabilities
Current:
Operating Lease Liabilities	$34,777	33,923
Non-Current
Operating Lease Liabilities	409,641	$418,662

As of March 31, 2024 and 2023 right of use assets and liabilities were comprised of the following:

		For the Three Months Ended March 31,

	Expense Classification	2024	2023
Operating lease expense:
Amortization of ROU asset	General and administrative	$8,351	$7,547
Accretion of Operating lease liability	General and administrative	8,167	9,361
Total operating lease expense		$16,518	$16,908

Other information related to leases is as follows:		As of	As of
		March 31,	December 31,
		2024	2023

Weighted-average remaining lease term: Operating leases (in years)		3.08	3.12

Weighted-average discount rate: Operating leases		10.00%	10.00%

NOTE 7 – LEASES (cont.)

 As of March 31, 2024, remaining maturities of lease liabilities were as follows:

2025	34,777
2026	39,941
2027	56,338
2028	23,370
2029 and thereafter	289,992
444,418

NOTE 8 – NOTE PAYABLE – RELATED PARTY

As of March 31, 2024 and December 31, 2023, the amount outstanding of non-convertible Note Payable to related parties amount to:

	March 31, 2024	December 31, 2023

Gross Principal Value of Note Payable – Related Party	$-	$1,681,755
Unamortized Loan Discounts	-	-
Total Notes Payable – Related Party, Net	$-	$1,681,755

As of March 31, 2024 this note will no longer be required to be classified as related party, as effective the date of our business combination on October 31, 2023, the Manager of Westside Advisors LLC was no longer was an officer of the Company.

NOTE 9 – NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, notes payable amounted to:

	March 31, 2024	December 31, 2023

Notes Payable – Round A – Westside Advisors	$1,681,755	$-
Notes Payable – Round B	292,000	250,000
MC Mining Note Payable	14,000	20,000
T Sauve Note Payable	150,000	-
White River Holdings Consultant Note Payable	75,000	-
Total Notes Payable	$2,212,755	$270,000

As of March 31, 2024, remaining maturities of notes payable were as follows:

2025	489,000
2026	1,723,755
2027	-
2028	-
2029 and thereafter	-
2,212,755

Notes Payable – Round A – Westside Advisors

The note payable bears a 10.0% annual interest rate, compounded calendar quarterly. Accrued interest of $9,240 and $310,507 was recorded at March 31, 2024 and December 31, 2023, respectively. The note was due two years from the date of issuance but was extended until June 30, 2026.

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $12,237 and $5,712 was recorded at March 31, 2024 and December 31, 2023, respectively. The notes issued under Round B are due two years from the date of issuance. Due dates range from October 2025 through March 2026.

MC Mining

On April 1, 2022, the Company purchased the rights to receive rental income from a related party from property located in Pike County, Kentucky.  The rental income is $2,500 per month and the consideration paid by the Company to the seller was a total of $149,150, which represents $60,000 in cash to be paid to the seller in the form of 80% of the monthly rental income until the cash consideration is paid in full, plus the issuance of $89,150 worth of shares of the Company that will be valued at the same per common share value at the consummation of a transaction that results in the Company becoming publicly traded. Of the $60,000 in cash to be paid to the seller, $14,000 and $20,000 is outstanding at March 31, 2024 and December 31, 2023, respectively. There is no interest due on the unpaid portion of the monthly rental income.

T Sauve Note Payable

On January 1, 2024, the Company created a promissory note due to Thomas M. Sauve, CEO for 2023 salary that was previously accrued and unpaid at December 31, 2023. This note bears interest of 5.13% annual rate, compounded calendar monthly on the outstanding note amount. Accrued interest of $1,927 and $0 was recorded at March 31, 2024 and December 31, 2023, respectively. The note shall be repaid in full by January 1, 2025.

White River Holdings Consultant Note Payable

On January 1, 2024, the Company created a promissory note due to White River Holdings, a consultant, for 2023 fees that were previously accrued and unpaid at December 31, 2023. This note bears interest of 5.13% annual rate, compounded monthly on the outstanding note amount. Accrued interest of $963 and $0 was recorded at March 31, 2024 and December 31, 2023, respectively. The note shall be repaid in full by January 1, 2025.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 14,504,095 and 14,270,761, respectively shares of Class A common stock issued and outstanding.

NOTE 11 – RELATED PARTY TRANSACTIONS

Land Resources & Royalties LLC & Wabash Enterprises LLC

The Company may at times in the future lease property from Land Resources & Royalties LLC (“LRR”) and enter into various other agreements with LRR and/or its parent company, Wabash Enterprises LLC, an entity managed by Thomas Sauve and which Kirk Taylor is part beneficial owner. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Class A Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

Land Betterment Corporation

The Company may at times in the future enter into agreements with Land Betterment Corporation, an entity in which Kirk Taylor is a director, President and Chief Financial Officer and Thomas Sauve who is a director and Chief Development Officer.  As of March 31, 2024, the Company had entered into a contractor services agreement with Land Betterment Corporation for environmental services personnel. The contract called for cost plus 12.5% margin.

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation and its subsidiaries, an entity in which Thomas Sauve is a director and President, and Kirk Taylor is the Chief Financial Officer.

NOTE 11 – RELATED PARTY TRANSACTIONS (cont.)

First Frontier Capital LLC

The Company may at times enter into financing agreements with First Frontier Capital LLC, an entity managed and beneficially owned by Thomas Sauve, Chief Executive Officer and Chairman of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.”  On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Class A Common Stock of the Company.

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of the business combination, the services agreement terminated. As of March 31, 2024 and December 31, 2023, $220,000 is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of March 31, 2024 and December 31, 2023, $161,243 is outstanding for both periods.

NOTE 12 – WARRANTS

Upon the Company initial capitalization, private warrants were issued to its founding investors.  Upon the Company’s initial public offering, public warrants were issued to the participating investors.  Details of each are below.

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

NOTE 12 – WARRANTS (cont.)

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

NOTE 12 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	2024	2023
Expected Dividend Yield	0.00%	0.0%
Expected volatility	60.00%	1.55%
Risk-Free Rate	5.15%	4.27%
Expected life of warrants	1.25	1.72

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding December 31, 2023	5,252,990	$0	2.3	$157,584
Exercisable (Vested) - December 31, 2023	5,252,990	$0	2.3	$157,584

Granted	-	$-		$-
Forfeited or Expired	-
Exercised	-
Outstanding March 31, 2024	5,252,990	$0	2.0	$113,465
Exercisable (Vested) - March 31, 2024	5,252,990	$0	2.0	$113,465

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding December 31, 2023	3,901,201	$0.03	2.3	$117,036
Exercisable (Vested) - December 31, 2023	3,901,201	$0.03	2.3	$117,036

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding March 31, 2024	3,901,201	$0.03	2.0	$0
Exercisable (Vested) - March 31, 2024	3,901,201	$0.03	2.0	$0

NOTE 13 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	3	113,465	157,584
Warrant Liability – Private Warrants	3	-	117,036

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2024 and December 31, 2023 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 13 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$101,431	$110,182	$211,613
Change in valuation inputs or other assumptions	15,604	47,402	63,006
Fair value as of December 31, 2023	117,036	157,584	274,620

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$117,036	$157,584	$274,620
Change in valuation inputs or other assumptions	(117,036)	(44,119)	(161,155)
Fair value as of March 31, 2024	0	113,465	113,465

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

On April 4, 2024, the Company invested an additional $10,000 in the existing promissory note between the Company and T.R. Mining & Equipment Ltd.

On April 19, 2024, the Company issued a non-convertible promissory note to Westside Advisors in the amount of $15,000. The note is due two years from the date of issuance on April 19, 2026.

On April 24, 2024, 150,000 shares of restricted common stock were issued to KBB Asset Management LLC pursuant to an existing promissory note purchase and immediate conversion to shares.

On April 29, 2024, 9,591 shares of common stock were purchased thus far by the Company pursuant to the stock buyback program announced on April 17, 2024.

On May 7, 2024, the Company invested an additional $10,000 in the existing promissory note between the Company and T.R. Mining & Equipment Ltd.

On May 13, 2024, 310,000 shares of restricted common stock were issued to KBB Asset Management LLC pursuant to an existing promissory note purchase and immediate conversion to shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Royalty Management Holding Corporation References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our total operating revenues for the three months ended March 31, 2024 and 2023, were $162,100 and $67,292, respectively. The increase was primarily due to an increase in RMC Environmental Services additional volume.

Total operating expenses for the three months ended March 31, 2024 and 2023, were $146,498 and $202,902, respectively. The decrease was primarily due to lower professional fees.

Total other income and expenses for the three months ended March 31, 2024 and 2023, were $119,578 and -$138,735, respectively. The primary reasons for the increase were due to a positive gain on warrant fair value adjustment and less interest expense.

Total net income (loss) for the three months ended March 31, 2024 and 2023, were $135,180 and -$274,345, respectively.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows in the short- and long-term to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, including availability under our credit facility, and their sufficiency to fund our operating and investing activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations and periodic borrowings under the convertible note as well as non-convertible note offerings. Our primary cash needs are for day-to- day operations, to fund working capital requirements, to fund our growth strategy, including acquisitions, and to pay interest and principal on our indebtedness.  Royalty currently has no contractual and other arrangement cash requirements.

In connection with the completion of the Business Combination, as a result of the redemption of 253,807 shares of American Acquisition Opportunity Class A Common Stock, we only received $986,617 in proceeds from the trust account prior to expense at the Closing. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond its control. Royalty cannot be certain that additional funding will be available on acceptable terms, or at all. Royalty has limited committed sources of additional capital and if it is unable to raise additional capital in sufficient amounts or on terms acceptable to it, it may have to significantly delay, scale back or discontinue its intended growth.

Capital Resources. Currently we have no commitments to utilize cash on hand other than investments that have already been completed. Our acquisition strategy and our interest expense in particular may require that we seek additional sources of equity or debt financing in future periods.

Class A Common Stock. The Company is able to issue shares of Royalty Class A Common Stock for investments as well as services.  As of March 31, 2024 and December 31, 2023 the Company has issued 14,504,095 and 14,270,761, respectively shares of Royalty Class A Common Stock for execution of Royalty’s business plan and services.

Royalty’s ability to raise funds through the sale of equity capital is likely to be impacted by the significant number of shares of Class A Common Stock that were issued in the Business Combination.  While our Class A Common Stock is listed for trading on the Nasdaq Capital Market, it is fairly thinly traded. Future sales of shares that have been registered may result in downward pressure on the stock price, thereby making it more difficult for us to raise additional equity capital without resulting in dilution to our existing stockholders.

Convertible Notes.  The Company has historically raised funds primarily through the issuance of convertible notes. The notes carried and interest rate of 10% and offered a conversion feature to common equity at $6.50 for each share.  The Company may in the future utilize this structure to raise additional capital. All convertible notes were converted at the time of business combination, therefore the outstanding balance of the convertibles notes amounted to $0 at March 31, 2024 and December 31, 2023.

Warrants. As of March 31, 2024, there are a total of 9,154,191 outstanding Warrants to purchase shares of our Class A Common Stock, each with a per share exercise price of $11.50.  Upon exercise of any Warrants, we would receive the exercise price.  The likelihood that holders of Warrants will exercise any Warrants is dependent upon the trading price of the Class A Common Stock. Until such time as the stock price for our Class A Common Stock exceeds $11.50, we do not anticipate there will be any exercises of the Warrants.  As such, we do not consider the Warrants for purposes of budgeting our sources of cash.

At March 31, 2024, cash and cash equivalents totaled $124,823.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments, and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, we are not required to include any disclosure under this item.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101 attachments).

 ________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	May 24, 2024

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	Chief Financial Officer
Date:	May 24, 2024

