Form 10-Q
period 2024-06-30
Royalty Management Holding Corp
filed 2024-08-15
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40233

ROYALTY MANAGEMENT HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1599759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12115 Visionary Way, Suite 174

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

As of August 14, 2024, 14,954,504 shares of common stock, par value $0.0001 per share were issued and outstanding.

ROYALTY MANAGEMENT HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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

•	limited liquidity and trading of Royalty’s securities;

•	geopolitical risk and changes in applicable laws or regulations;

•	the possibility that Royalty may be adversely affected by other economic, business, and/or competitive factors;

•	operational risk;

•

risk that a health crisis and/or pandemic, and local, state, and federal responses to addressing the pandemic may have an adverse effect on our business operations, as well as our financial condition and results of operations;

•	cybersecurity risk; and

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on Royalty’s resources.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Where You Can Find More Information

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at https://www.royaltymgmtcorp.com/ as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Report.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2024	2023

CURRENT ASSETS
Cash and Cash Equivalents	$39,133	$195,486
Accounts Receivable	164,080	70,323
Prepaid Insurance	26,710	-
Interest Receivable	477,920	404,548
Fee Income Receivable	213,980	176,777
Rental Income Receivable	2,500	-
Total Current Assets	924,323	847,134

Investments in Corporations and LLCs	10,112,852	10,112,852
Convertible Notes Receivable	1,430,000	1,400,000
Notes Receivable	150,000	100,000
Intangible Assets, Net	482,646	520,259
Restricted Cash	186,825	176,800
Operating Lease Right-Of-Use Assets	436,776	453,686
Total Non-Current Assets	12,799,099	12,763,597
TOTAL ASSETS	$13,723,422	$13,610,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable – Related Party	$381,243	$381,243
Accounts Payable	116,485	96,071
Current Portion of Operating Lease Liabilities, Net	35,655	33,923
Current Portion of Notes Payable	483,000	-
Accrued Expenses	511,257	834,267
Total Current Liabilities	1,527,640	1,345,504

Notes Payable – Related Party, Net	-	1,681,755
Operating Lease Liabilities, Net	400,391	418,662
Notes Payable, Net of Current Portion	1,067,098	270,000
Fair Value Liability of Public Warrants	92,453	157,584
Fair Value Liability of Private Warrants	-	117,036
Total Non-Current Liabilities	1,559,942	2,645,037
TOTAL LIABILITIES	3,087,582	3,990,541

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-

Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,954,504 and 14,270,761 shares issued and outstanding as of both June 30, 2024 and December 31, 2023, respectively	1,495	1,427

Additional Paid-In Capital	9,256,612	8,226,273

Retained Earnings	1,377,733	1,392,490

Total Stockholders’ Equity	10,635,840	9,620,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,723,422	$13,610,731

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Environmental Services	$228,100	$16,740	$364,120	$51,840
Fee Income	3,623	27,123	7,203	36,815
Rental Income	22,500	22,500	45,000	45,000
TOTAL REVENUE	254,223	66,363	416,323	133,655

Cost of Revenue	(100,397)	(55,958)	(168,057)	(115,959)
Total Cost of Revenue	(100,397)	(55,958)	(168,057)	(115,959)

GROSS PROFIT	153,826	10,405	248,266	17,696

Amortization Expense Intangibles	(18,807)	(18,807)	(37,614)	(37,614)
General and Administrative	(129,132)	(93,597)	(202,276)	(192,942)
Professional Fees	(172,279)	(676)	(177,973)	(44,232)
Total Operating Expenses	(320,218)	(113,080)	(417,863)	(274,788)

NET LOSS FROM OPERATIONS	(166,392)	(102,675)	(169,597)	(257,092)

OTHER INCOME (EXPENSE)
Interest Income	37,871	110,135	73,659	210,809
Gain on Warrant Fair Value Adjustment	21,012	-	182,167	-
Interest Expense	(42,839)	(227,755)	(100,986)	(448,357)
Total Other Income (Expense)	16,044	(117,620)	154,840	(237,548)

NET LOSS	(150,348)	(220,295)	(14,757)	(494,640)

Weighted average shares outstanding, basic and diluted	14,776,176	541,217	14,589,220	633,565
Basic and diluted net income per ordinary share	$(0.01)	$(0.41)	$(0.00)	$(0.78)

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance December 31, 2022	6,890,281	$68,903	$10,829,366	$(2,745,782)	$8,152,487
Shares Issued for Services	770	8	4,992		5,000
Net Loss				(274,345)	(274,345)
Balance March 31, 2023	6,891,051	68,911	10,834,359	(3,020,127)	7,883,142
Amortization of Debt Discount and Issuance Costs			30,770		30,770
Net Loss				(220,295)	(220,295)
Balance June 30, 2023	6,891,051	68,911	10,865,129	(3,240,422)	7,693,617

Balance December 31, 2023	14,270,761	1,427	8,226,273	1,392,490	9,620,190
Shares Issued for Purchase of Debt	233,334	23	349,977		350,000
Net Income				135,591	135,591
Balance March 31, 2024	14,504,095	1,450	8,576,250	1,528,081	10,105,781
Shares Issued for Purchase of Debt	460,000	46	689,954		690,000
Share Buyback	(9,591)	(1)	(9,592)		(9,593)
Net Loss				(150,348)	(150,348)
Balance June 30, 2024	14,954,504	1,495	9,256,612	1,377,733	10,635,840

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ending June 30,	For the six months ending June 30,
Cash flows from Operating Activities:	2024	2023

Net Loss	$(14,757)	$(494,640)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations
Amortization of Debt Discount	-	201,402
Amortization Expense of Right of Use Assets	371	(1,628)
Amortization of Intangibles	75,227	37,614
Issuance of Common Shares for Service	-	35,770
Fair Value Adjustment of Public Warrants	(65,131)	-
Fair Value Adjustment of Private Warrants	(117,036)	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	(93,758)	53,260
Prepaid Insurance	(26,710)	-
Interest Receivable	(73,372)	(212,025)
Fee Income Receivable	(37,203)	(66,815)
Rental Income Receivable	(2,500)	-
Accounts Payable	20,414	-
Accrued Expenses	(304,668)	268,853
Net Cash Used in Operating Activities	(639,123)	(178,209)

Cash Flows from Investing Activities
Withdrawal from Corporations and LLCs	-	3,096
Investments in Convertible Notes Receivable	(30,000)	(550,000)
Investments in Notes Receivable	(50,000)	-
Purchases of Intangible Assets	(37,614)	-
Net Cash Used in Investing Activities	(117,614)	(546,904)

Cash Flows from Financing Activities:
Shares Buyback	(9,592)	-
Proceeds from Notes Payable	632,000	400,000
Payments on Notes Payable	(12,000)	(12,000)
Net Cash Provided by Financing Activities	610,408	388,000

Net Change in Cash	(146,328)	(337,113)
Cash – Beginning of Period	372,286	610,143
Cash – End of Period	$225,958	$273,030

Supplemental Information
Acquisition of Right of Use Assets for Lease Obligations	-	305,380
Shares Issued in Purchase of Debt	1,040,000	-
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

The Company’s financial statements subsidiaries include the accounts of the Company and the merged corporation RMC, and RMC’s wholly owned subsidiaries Coking Coal Leasing LLC (“CCL”), and RMC Environmental Services LLC (“RMC ES”) All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income Per Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the three and six month periods ended June 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

Related Party Policies

In accordance with ASC 850, “Related Parties” are defined as either an executive, director or nominee, greater than 10% beneficial owner, or an immediate family member of any of the proceeding. Transactions with related parties are reviewed and approved by the directors of the Company, as per internal policies.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

RMC has $186,825 in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the periods ended June 30, 2024 and 2023.

	June 30,	June 30,
	2024	2023
Cash and Cash Equivalents	$39,133	$96,230
Restricted Cash	186,825	176,800
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$225,958	$273,030

Allowance for Credit Losses

In June 2016, FASB issued guidance ASC 326, “Credit Losses” which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in ASC 326 were trade accounts receivable and other accounts receivable, including interest, fees, rental income, convertible notes, and notes receivable.

Allowance for credit losses as of June 30, 2024 and December 31, 2023 amounted to $0 for both periods.

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

Amortization expense of $0 and $116,727, which was included in interest expense of $42,839 and $227,755 for the three months ended June 30, 2024 and 2023, respectively.

Amortization expense of $0 and $232,172, which was included in interest expense of $100,986 and $448,357 for the six months ended June 30, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” from services provided when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. The Company only has one reportable revenue segment. As of June 30, 2024, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

The following table disaggregates our revenue by major service line for the three months ended:

	June 30,	June 30,
	2024	2023
Environmental Services	$228,100	$16,740
Fee Income	3,623	27,123
Rental Income	22,500	22,500
Total Revenue	254,223	66,363

Investment Income	125	489
Notes Receivable Interest Income	37,747	109,646
Total Investment Income	37,871	110,135

The following table disaggregates our revenue by major service line for the six months ended:

	June 30,	June 30,
	2024	2023
Environmental Services	$364,120	$51,840
Fee Income	7,203	36,815
Rental Income	45,000	45,000
Total Revenue	416,323	133,655

Investment Income	287	1,880
Notes Receivable Interest Income	73,372	208,929
Total Investment Income	73,659	210,809

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of the period ended June 30, 2024, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the three and six month periods ending June 30, 2024 and 2023.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

FUB Mineral LLC	$614,147	$614,147
Ferrox Holdings Ltd.	9,498,705	9,498,705
Total Investments in Corporations and LLCs	$10,112,852	$10,112,852

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough activity of $0 and $0, for the three and six month periods ended June 30, 2024 and 2023, respectively.

Ferrox Holdings Ltd.

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. ("Maxpro") to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. (“Ferrox”) that was owned by Maxpro.  The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	400,000
Total Convertible Notes Receivable	$1,430,000	$1,400,000

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

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE (cont.)

Advanced Magnetic Lab, Inc.

On December 21, 2022, Advanced Magnetic Lab, Inc. (“AML”) issued a Convertible Promissory Note to the Company in the amount of $250,000.  Additional Convertible Promissory Notes were subsequently issued by AML to the Company in the amount of $50,000 each on February 21, 2023, March 20, 2023, and May 5, 2023.  Additional Convertible Promissory Notes were issued in the amount of $15,000 each on March 20, 2024 and June 11, 2024. The Convertible Promissory Notes carry a 10.0% annual interest rate, compounded monthly, and has the ability to convert into common stock of AML at a rate of $1.50 per share, or repaid at maturity, which is twenty-four months after issuance.  The Convertible Promissory Notes are unsecured and have no guarantees.  Concurrently, the Company and AML entered into a royalty agreement whereby the Company will receive between 0.5% and 1.5% of the sales revenue received from sales of product(s) developed by AML from the use of the proceeds from the Convertible Promissory Notes.

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

American Resources Corporation Note	$100,000	$100,000
T. R. Mining & Equipment Ltd.	50,000	-
Total Notes Receivable	$150,000	$100,000

American Resources Corporation

On July 31, 2022, the Company purchased certain payments that are owed to Texas Tech University (“TTU”) from American Resources Corporation for the agreement to participate in sponsored research services performed by TTU and agreed to assume responsibility for those payments.  The payments that were due to TTU amounted to $184,663 and the Company has since paid $100,000 of that amount so far on behalf of American Resources Corporation.  A note payable between the Company and American Resources Corporation was created to reflect the assumption by the Company of these payments and the note pays interest of 7.0% interest rate, compounded quarterly, and matures on July 31, 2024.  There are no collateral or guarantees. The operator of the technology is a related entity and is described more in Note 11, Related Party Transactions.

T. R. Mining & Equipment Ltd.

On February 2, 2024, February 29, 2024, April 4, 2024, May 7, 2024, and June 14, 2024, the Company invested the amount of $10,000 each into T.R. Mining & Equipment Ltd. in the form of Promissory Notes and a royalty payable to the Company on all products and materials sold from the permit over the life of the permitted resource.  The Promissory Notes hold a 10.0% annual interest rate, compounded monthly, and matures on December 31, 2025. The Royalty Agreement provides the Company with a perpetual royalty of 10.0% of all sales of ores that are mined and sold from the permitted resource. The operator is a related entity and is described more in Note 11, Related Party Transactions.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Carnegie ORR	117,623	117,623
Energy Technologies Inc	52,700	52,700
Coking Coal Financing LLC	8,978	8,978
RMC Environmental Services LLC	225,000	225,000
Pollinate	1,954	1,954
Less: Accumulated Amortization	(141,499)	(103,885)
Total Intangible Assets	$482,646	$520,259

Amortization expense - Intangible Assets totaled $18,807 for both three month periods ended June 30, 2024 and 2023 and $37,614 for both six month periods ended June 30, 2024 and 2023.

NOTE 6 – INTANGIBLE ASSETS (cont.)

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of June 30, 2024. The intangible will be treated as an indefinite lived asset.

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

Carnegie ORR

On May 20, 2022, the Company entered into an agreement to fund the development of a series of coal mines located in Pike County, Kentucky in exchange for a promissory note to repay the Company its capital invested, plus interest, and then an ongoing overriding royalty from coal sold from the mines.  $117,623 has been funded by the Company under this contract thus far.  The operator of the property is a related entity and is described more in Note 11, Related Party Transactions. The intangible will be amortized over its initial 15 year anticipated mine life.

Energy Technologies Inc

On September 30, 2022, the Company entered into an agreement to purchase, for the consideration of $52,700, a partial interest in a density gauge analyzer that is manufactured by Energy Technologies, Inc. and will be repaid to the Company on a per ton of coal basis from coal sold by using the density gauge analyzer.  The operator of the technology is a related entity and is described more in Note 11, Related Party Transactions. The intangible will be amortized over the 5 year useful life period of the underlying equipment.

NOTE 6 – INTANGIBLE ASSETS (cont.)

Coking Coal Leasing LLC

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

Pollinate

On July 15, 2022, the Company entered into a Honey Royalty Agreement whereby the Company will purchase apiaries for the use of Land Betterment Corporation, a related party and the Company will be paid $1.00 per pound of salable honey sold or used by Land Betterment from the purchased apiaries. The operator of Pollinate is a related entity and is described more in Note 11, Related Party Transactions. The intangible will be treated as an indefinite lived asset as honey sold shall continue until the assets are exhausted.

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

The Company leases an office from an affiliated entity, Land Resources & Royalties (“LRR”), located in Hazard, Kentucky. We pay $250 a month, plus common charges, in rent with an initial lease term of 10 years.

The Company subleases an office from an affiliated entity, American Resources Corporation (“ARC”), located in Fishers, Indiana. Historically we have paid $2,143 a month in rent, but starting January 2024 that rent was lowered to $1,500 per month, with an initial lease term of 10 years.

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

As of June 30, 2024 and 2023 right of use assets and liabilities were comprised of the following:

		For the Three Months Ended June 30,

	Expense Classification	2024	2023
Operating Lease Expense:
Amortization of ROU Asset	General and Administrative	$8,559	$7,734
Accretion of Operating Lease Liability	General and Administrative	8,372	7,770
Total Operating Lease Expense		$16,931	$15,504

As of June 30, 2024 and 2023 right of use assets and liabilities were comprised of the following:

		For the Six Months Ended June 30,

	Expense Classification	2024	2023
Operating Lease Expense:
Amortization of ROU Asset	General and Administrative	$16,910	$15,281
Accretion of Operating Lease Liability	General and Administrative	16,539	16,909
Total Operating Lease Expense		$33,449	$32,190

Other information related to leases is as follows:

	As of	As of
	June 30,	December 31,
	2024	2023

Weighted-average remaining lease term: Operating leases (in years)	3.05	3.12

Weighted-average discount rate: Operating leases	10.00%	10.00%

 As of June 30, 2024, remaining maturities of lease liabilities were as follows:

2025	35,655
2026	40,947
2027	51,709
2028	23,958
2029 and thereafter	283,777
436,046

NOTE 8 – NOTE PAYABLE – RELATED PARTY

As of June 30, 2024 and December 31, 2023, the amount outstanding of non-convertible Note Payable to related parties amount to:

	June 30, 2024	December 31, 2023

Gross Principal Value of Note Payable – Related Party	$-	$1,681,755
Unamortized Loan Discounts	-	-
Total Notes Payable – Related Party, Net	$-	$1,681,755

As of first quarter 2024, this note will no longer be required to be classified as related party. At the effective date of our business combination on October 31, 2023, the Manager of Westside Advisors LLC was no longer an officer of the Company.

NOTE 9 – NOTES PAYABLE

As of June 30, 2024 and December 31, 2023, notes payable amounted to:

	June 30, 2024	December 31, 2023

Notes Payable – Round A – Westside Advisors	$1,010,098	$-
Notes Payable – Round B	307,000	250,000
MC Mining Note Payable	8,000	20,000
T Sauve Note Payable	150,000	-
White River Holdings Consultant Note Payable	75,000	-
Total Notes Payable	$1,550,098	$270,000

As of June 30, 2024, remaining maturities of notes payable were as follows:

2025	483,000
2026	1,067,098
2027	-
2028	-
2029 and thereafter	-
1,550,098

Notes Payable – Round A – Westside Advisors

The note payable bears a 10.0% annual interest rate, compounded calendar quarterly. Accrued interest of $22,924 and $310,507 was recorded at June 30, 2024 and December 31, 2023, respectively. The note was due two years from the date of issuance but was extended until June 30, 2026.

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $20,122 and $5,712 was recorded at June 30, 2024 and December 31, 2023, respectively. The notes issued under Round B are due two years from the date of issuance. Due dates range from October 2025 through March 2026.

MC Mining

On April 1, 2022, the Company purchased the rights to receive rental income from a related party from property located in Pike County, Kentucky.  The rental income is $2,500 per month and the consideration paid by the Company to the seller was a total of $149,150, which represents $60,000 in cash to be paid to the seller in the form of 80% of the monthly rental income until the cash consideration is paid in full, plus the issuance of $89,150 worth of shares of the Company that will be valued at the same per common share value at the consummation of a transaction that results in the Company becoming publicly traded. Of the $60,000 in cash to be paid to the seller, $8,000 and $20,000 is outstanding at June 30, 2024 and December 31, 2023, respectively. There is no interest due on the unpaid portion of the monthly rental income.

T Sauve Note Payable

On January 1, 2024, the Company created a promissory note due to Thomas M. Sauve, CEO for 2023 salary that was previously accrued and unpaid at December 31, 2023. This note bears interest of 5.13% annual rate, compounded calendar monthly on the outstanding note amount. Accrued interest of $3,878 and $0 was recorded at June 30, 2024 and December 31, 2023, respectively. The note shall be repaid in full by January 1, 2025.

White River Holdings Consultant Note Payable

On January 1, 2024, the Company created a promissory note due to White River Holdings, a consultant, for 2023 fees that were previously accrued and unpaid at December 31, 2023. This note bears interest of 5.13% annual rate, compounded monthly on the outstanding note amount. Accrued interest of $1,939 and $0 was recorded at June 30, 2024 and December 31, 2023, respectively. The note shall be repaid in full by January 1, 2025.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 14,954,504 and 14,270,761, respectively shares of Class A common stock issued and outstanding. On April 13, 2024, the Company’s board of directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its Class A common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.

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

Land Betterment Corporation

The Company may at times in the future enter into agreements with Land Betterment Corporation, an entity in which Kirk Taylor is a director, President and Chief Financial Officer and Thomas Sauve who is a director and Chief Development Officer.  The Company has entered into a contractor services agreement with Land Betterment Corporation for environmental services personnel. The contract called for cost plus 12.5% margin.

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

T.R. Mining & Equipment Ltd.

The Company may at times enter into agreements with T. R. Mining & Equipment Ltd., an entity owned 51% by a subsidiary of American Resources Corporation.

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of the business combination, the services agreement terminated. As of June 30, 2024 and December 31, 2023, $220,000 is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of June 30, 2024 and December 31, 2023, $161,243 is outstanding for both periods.

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

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

NOTE 12 – WARRANTS (cont.)

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

NOTE 12 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	2024	2023
Expected Dividend Yield	0.00%	0.0%
Expected volatility	60.00%	1.55%
Risk-Free Rate	5.15%	4.27%
Expected life of warrants	1.25	1.72

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding December 31, 2023	5,252,990	$0	2.3	$157,584
Exercisable (Vested) - December 31, 2023	5,252,990	$0	2.3	$157,584

Granted	-	$-		$-
Forfeited or Expired	-
Exercised	-
Outstanding March 31, 2024	5,252,990	$0	2.0	$113,465
Exercisable (Vested) - March 31, 2024	5,252,990	$0	2.0	$113,465

Granted	-	$-		$-
Forfeited or Expired	-
Exercised	-
Outstanding June 30, 2024	5,252,990	$0	2.0	$92,453
Exercisable (Vested) - June 30, 2024	5,252,990	$0	2.0	$92,453

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding December 31, 2023	3,901,201	$0.03	2.3	$117,036
Exercisable (Vested) - December 31, 2023	3,901,201	$0.03	2.3	$117,036

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding March 31, 2024	3,901,201	$0.03	2.0	$0
Exercisable (Vested) - March 31, 2024	3,901,201	$0.03	2.0	$0

Granted	-	$-		$-
Forfeited or Expired	-	$-		$-
Exercised	-	$-		$-
Outstanding June 30, 2024	3,901,201	$0.03	2.0	$0
Exercisable (Vested) - June 30, 2024	3,901,201	$0.03	2.0	$0

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	3	92,453	157,584
Warrant Liability – Private Warrants	3	-	117,036

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2024 and December 31, 2023 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 13 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$101,431	$110,182	$211,613
Change in valuation inputs or other assumptions	15,605	47,402	63,007
Fair value as of December 31, 2023	117,036	157,584	274,620

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$117,036	$157,584	$274,620
Change in valuation inputs or other assumptions	(117,036)	(65,131)	(182,167)
Fair value as of June 30, 2024	0	92,453	92,453

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

NOTE 15 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Royalty Management Holding Corporation. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our total operating revenues for the three and six months ended June 30, 2024, were $254,223 and 416,232 and $66,363 and $133,655 for the three and six months ended June 30, 2023. The increase was primarily due to an increase in RMC Environmental Services additional volume.

Our total operating expenses for the three and six months ended June 30, 2024, were $320,218 and 417,864 and $113,080 and $274,788 for the three and six months ended June 30, 2023. The increase was primarily due to higher professional fees.

Total other income and expenses for the three and six months ended June 30, 2024, were $16,044 and 154,840 and $-117,620 and $-237,548 for the three and six months ended June 30, 2023. The primary reasons for the increase were due to a positive gain on warrant fair value adjustment and less interest expense.

Total net loss for the three and six months ended June 30, 2024, were $-150,348 and $-14,757 and $-220,295 and $-494,640 for the three and six months ended June 30, 2023.

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

Class A Common Stock. The Company is able to issue shares of Royalty Class A Common Stock for investments as well as services.  As of June 30, 2024 and December 31, 2023 the Company has issued 14,954,504 and 14,270,761, respectively shares of Royalty Class A Common Stock for execution of Royalty’s business plan and services.

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

Convertible Notes.  The Company has historically raised funds primarily through the issuance of convertible notes. The notes carried an interest rate of 10% and offered a conversion feature to common equity at $6.50 for each share.  The Company may in the future utilize this structure to raise additional capital. All convertible notes were converted at the time of business combination, therefore the outstanding balance of the convertibles notes amounted to $0 at June 30, 2024 and December 31, 2023.

Warrants. As of June 30, 2024, there are a total of 9,154,191 outstanding Warrants to purchase shares of our Class A Common Stock, each with a per share exercise price of $11.50.  Upon exercise of any Warrants, we would receive the exercise price.  The likelihood that holders of Warrants will exercise any Warrants is dependent upon the trading price of the Class A Common Stock. Until such time as the stock price for our Class A Common Stock exceeds $11.50, we do not anticipate there will be any exercises of the Warrants.  As such, we do not consider the Warrants for purposes of budgeting our sources of cash.

At June 30, 2024, cash and cash equivalents totaled $39,133.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 5, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	August 14, 2024

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	Chief Financial Officer
Date:	August 14, 2024

