Form 10-Q
period 2024-09-30
Royalty Management Holding Corp
filed 2024-11-15
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common stock par value $0.0001 per share	RMCO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	RMCOW	The Nasdaq Stock Market LLC

As of November 14, 2024, 14,932,918 shares of common stock, par value $0.0001 per share were issued and outstanding.

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

These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

expectations regarding Royalty Management Holding Corporation strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and Royalty’s ability to invest in growth initiatives and pursue acquisition opportunities;

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2024	2023

ASSETS
Cash and Cash Equivalents	$145,367	$195,486
Accounts Receivable	132,380	70,323
Prepaid Insurance	23,260	-
Interest Receivable	236,586	124,727
Fee Income Receivable	365,613	309,787
Total Current Assets	903,206	700,322

Investments in Corporations and LLCs	10,234,508	10,230,434
Convertible Notes Receivable	1,430,000	1,400,000
Notes Receivable	285,267	235,267
Intangible Assets, Net	1,987,111	1,904,745
Restricted Cash	186,825	176,800
Tools, Machinery & Equipment, Net	4,228	5,417
Operating Lease Right-Of-Use Assets, Net	363,647	387,138
TOTAL ASSETS	$15,394,792	$15,040,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$381,243	$381,243
Accounts Payable	101,991	96,071
Current Portion of Operating Lease Liabilities	32,769	26,527
Current Portion of Notes Payable	252,000	20,000
Deferred Income	17,645	17,643
Accrued Expenses	331,128	818,645
Total Current Liabilities	1,116,776	1,360,129

Notes Payable – Related Party, Net	-	1,681,755
Operating Lease Liabilities	333,850	359,738
Notes Payable, Net of Current Portion	-	250,000
Due to American Resources	340,000	-
Fair Value Liability of Public Warrants	55,156	157,584
Fair Value Liability of Private Warrants	-	117,036
TOTAL LIABILITIES	1,845,782	3,926,241

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	-	-

Preferred Stock: $1.00 par value; 5,000,000 shares authorized, 1,506,219 and 0 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	1,506,219	-

Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,932,918 and 14,270,761 shares issued and outstanding as of both September 30, 2024 and December 31, 2023, respectively	1,493	1,427

Additional Paid-In Capital	10,777,850	9,766,604

Retained Earnings	1,263,448	1,345,849

Total Stockholders’ Equity	13,549,010	11,113,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,394,792	$15,040,122

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

Environmental Services	$119,510	$51,190	$483,630	$103,030
Fee Income	3,623	51,626	10,826	186,655
Rental Income	22,500	20,000	67,500	65,000
TOTAL REVENUE	145,633	122,816	561,956	354,685

Cost of Revenue	(5,460)	(3,420)	(21,532)	(8,860)

GROSS PROFIT	140,173	119,396	540,424	345,825

Intangibles Amortization Expense	(14,211)	(16,846)	(42,634)	(50,539)
Depreciation Expense	(396)	(396)	(1,189)	(1,189)
General and Administrative Expenses	(235,323)	(128,927)	(555,785)	(415,320)
Professional Fees	(53,028)	(40,362)	(230,629)	(89,243)
Total Operating Expenses	(302,958)	(186,531)	(830,237)	(556,291)

NET LOSS FROM OPERATIONS	(162,785)	(67,135)	(289,813)	(210,466)

OTHER INCOME (EXPENSE)
Investment Income	39,090	29,486	112,314	71,293
Income (Loss) from Investment	1,382	(1,625)	4,074	(4,722)
Gain on Warrant Fair Value Adjustment	37,296	-	219,464	-
Interest Expense	(27,454)	(212,050)	(128,439)	(660,407)
Total Other Income (Expense)	50,314	(184,189)	207,413	(593,836)

NET LOSS	(112,471)	(251,324)	(82,400)	(804,302)

Weighted Average Shares Outstanding, Basic and Diluted	14,932,918	6,891,051	14,932,918	6,891,051
Basic and Diluted Net Income Per Ordinary Share	$(0.01)	$(0.04)	$(0.01)	$(0.12)

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

					Additional	Retained Earnings	Total
	Common Stock		Preferred	Stock	Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance December 31, 2022	6,890,281	$68,903	-	-	$12,369,697	$(2,766,749)	$9,671,851
Shares Issued for Services	770	8			4,992		5,000
Net Loss						(280,660)	(280,660)
Balance March 31, 2023	6,891,051	68,911			12,374,690	(3,047,409)	9,396,191
Warrants Issued with Convertible Notes					30,770		30,770
Net Loss						(272,319)	(272,319)
Balance June 30, 2023	6,891,051	68,911			12,405,459	(3,319,728)	9,154,642
Warrants Issued with Convertible Notes		(31)			31		-
Net Loss						(251,324)	(251,324)
Balance September 30, 2023	6,891,051	68,880			12,405,490	(3,571,052)	8,903,318

Balance December 31, 2023	14,270,761	1,427			9,766,604	1,345,849	11,113,880
Shares Issued for Purchase of Debt	233,334	23			349,977		350,000
Net Income						138,933	138,933
Balance March 31, 2024	14,504,095	1,450			10,116,581	1,484,782	11,602,813
Shares Issued for Purchase of Debt	460,000	46			689,954		690,000
Share Buyback	(9,591)	(1)			(9,592)		(9,593)
Net Loss						(108,863)	(108,863)
Balance June 30, 2024	14,954,504	1,495			10,796,943	1,375,919	12,174,358
Shares Issued for Purchase of Debt			1,110,053	1,110,053			1,110,053
Shares Issued for Services			396,166	396,166			396,166
Share Buyback	(21,586)	(2)			(19,093)		(19,095)
Net Loss						(112,471)	(112,471)
Balance September 30, 2024	14,932,918	1,493	1,506,219	1,506,219	10,777,850	1,263,448	13,549,010

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ending September 30,	For the nine months ending September 30,
Cash flows from Operating Activities:	2024	2023

Net Loss	$(82,400)	$(804,303)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations
Amortization of Debt Discount	-	61,073
Amortization Expense of Right-of-Use Assets	3,845	(1,740)
Amortization of Intangibles	42,634	50,539
Depreciation Expense	1,189	1,189
Issuance of Common Shares for Service	-	35,770
Issuance of Preferred Shares for Purchase of Debt	1,506,219	-
Fair Value Adjustment of Public Warrants	(102,428)	-
Fair Value Adjustment of Private Warrants	(117,036)	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	(62,058)	18,110
Prepaid Insurance	(23,261)	-
Interest Receivable	(111,859)	(69,153)
Fee Income Receivable	(55,826)	(231,655)
Accounts Payable	5,921	-
Accrued Expenses	(487,518)	479,482
Due to American Resources	340,000
Net Cash Provided by (Used in) Operating Activities	857,422	(460,688)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	-	4,722
Withdrawal from Corporations and LLCs	(4,074)	-
Investments in Convertible Notes Receivable	(30,000)	(550,000)
Investments in Notes Receivable	(50,000)	-
Investments in Intangible Assets	(125,000)	-
Net Cash Used in Investing Activities	(209,074)	(545,278)

Cash Flows from Financing Activities:
Shares Buyback	(28,687)	-
Proceeds from Notes Payable	-	659,617
Payments on Notes Payable	(659,755)	(16,000)
Net Cash (Used in) Provided by Financing Activities	(688,442)	643,617

Net Change in Cash	(40,094)	(362,349)
Cash – Beginning of Period	372,286	610,143
Cash – End of Period	$332,192	$247,794

Supplemental Information
Acquisition of Right of Use Assets for Lease Obligations	-	305,380
Shares Issued in Purchase of Debt	1,040,000	-
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - NATURE OF OPERATIONS

American Acquisition Opportunity Inc was a blank check company organized on January 20, 2021 under the laws of the State of Delaware and effectuated its combination with Royalty Management Corporation (“RMC”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation (“RMHC” or the “Company”).  The Company’s business model is to invest or purchase assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. These assets typically are natural resources (including real estate and mining permits), patents, intellectual property, and emerging technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 as filed on April 16, 2024.

The Company’s financial statement subsidiaries include the accounts of the Company and the merged corporation RMC, and RMC’s wholly owned subsidiary, RMC Environmental Services LLC (“RMC ES”) All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income Per Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” Earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the three and nine month periods ended September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

Related Party Policies

In accordance with ASC 850, “Related Parties” are defined as either an executive, director or nominee, greater than 10% beneficial owner, or an immediate family member of any of the proceeding. Transactions with related parties are reviewed and approved by the Board of Directors of the Company, as per internal policies.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed the federally insured limit of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

At September 30, 2024 and December 31, 2023, RMC has $186,825 and $176,800, respectively, in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the periods ended September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$145,367	$195,486
Restricted Cash	186,825	176,800
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$332,192	$372,286

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

Allowance for credit losses as of September 30, 2024 and December 31, 2023 amounted to $0 for both periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Amortization expense of the debt discount for the convertible debt of $0 and $119,288, which was included in interest expense of $27,454 and $212,050 for the three-months ended September 30, 2024 and 2023, respectively.

Amortization expense of the debt discount for the convertible debt of $0 and $351,460, which was included in interest expense of $128,439 and $660,407 for the nine-months ended September 30, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” from services provided when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. The Company only has one reportable revenue segment. As of September 30, 2024, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

Deferred revenue of $17,643 is recorded at both periods ended September 30, 2024 and December 31, 2023. This deferred revenue consists of an agreement with McCoy Elkhorn Coal LLC (“McCoy”). None of this deferred revenue was recognized during the three or nine months ended September 30, 2024. It is expected that this will be recorded in the fourth quarter of 2024.

The following table disaggregates our revenue by major service line for the three-months ended:

	September 30,	September 30,
	2024	2023
Environmental Services	$119,510	$51,190
Fee Income	3,623	51,626
Rental Income	22,500	20,000
Total Revenue	145,633	122,816

Investment Income	168	260
Notes Receivable Interest Income	38,922	29,226
Income (Loss) from Investment	1,382	(1,625)
Total Investment Income	40,472	27,861

The following table disaggregates our revenue by major service line for the nine-months ended:

	September 30,	September 30,
	2024	2023
Environmental Services	$483,630	$103,030
Fee Income	10,826	186,655
Rental Income	67,500	65,000
Total Revenue	561,956	354,685

Investment Income	455	2,140
Notes Receivable Interest Income	111,859	69,153
Income (Loss) from Investment	4,074	(4,722)
Total Investment Income	116,388	66,571

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, "Derivatives and Hedging". For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of the period ended September 30, 2024, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the three and nine month periods ending September 30, 2024 and 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

In November of 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (280): Improvements to Reportable Segment Disclosures” ASU 2023-07.  ASU 2023-07 increases the disclosures about a public entity’s reportable segments.  Under ASU 2023-07, a public entity would be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, annual disclosures about a reportable segment’s profit or loss and assets required by 280 in interim periods, any additional measures of a segment’s profit or loss used by the CODM to allocate resources, and the title and position of the CODM.

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

In December of 2023, FASB issued ASU No. 2023-09, “Income Taxes (740): Improvements to Income Tax Disclosures” ASU 2023-09.  Under ASU 2023-09, a public entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, such as if the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate.  Entities would also have to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, along with income/loss from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign.  ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.  ASU 2023-09 allows for early adoption for annual financial statements that have not yet been issued and allows retrospective and prospective adoption.  The Company will adopt this guidance beginning with its fourth quarter ending December 31, 2025.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

FUB Mineral LLC	$610,803	$606,729
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,234,508	$10,230,434

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough activity of $1,382 and $(1,625), for the three-month periods ended September 30, 2024 and 2023, respectively. The Company recorded passthrough activity of $4,074 and $(4,722), for the nine-month periods ended September 30, 2024 and 2023, respectively.

Ferrox Holdings Ltd.

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. ("Maxpro") to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. (“Ferrox”) that was owned by Maxpro.  The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	400,000
Total Convertible Notes Receivable	$1,430,000	$1,400,000

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

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

McCoy Elkhorn Coal LLC	$135,267	$135,267
American Resources Corporation Note	100,000	100,000
T. R. Mining & Equipment Ltd.	50,000	-
Total Notes Receivable	$285,267	$235,267

McCoy Elkhorn Coal LLC

On May 20, 2022, the Company entered into an agreement to fund the development of a series of coal mines located in Pike County, Kentucky in exchange for a promissory note to repay the Company its capital invested, plus interest, and then an ongoing overriding royalty from coal sold from the mines. $117,623 plus interest of $17,643 has been funded by the Company under this contract thus far.  The operator of the property is a related entity and is described more in Note 12, Related Party Transactions.

American Resources Corporation

On July 31, 2022, the Company purchased certain payments that are owed to Texas Tech University (“TTU”) from American Resources Corporation for the agreement to participate in sponsored research services performed by TTU and agreed to assume responsibility for those payments.  The payments that were due to TTU amounted to $184,663 and the Company has since paid $100,000 of that amount so far on behalf of American Resources Corporation.  A note payable between the Company and American Resources Corporation was created to reflect the assumption by the Company of these payments and the note pays interest of 7.0% interest rate, compounded quarterly, and matures on July 31, 2024.  There are no collateral or guarantees. The operator of the technology is a related entity and is described more in Note 12, Related Party Transactions.

T. R. Mining & Equipment Ltd.

On February 2, 2024, February 29, 2024, April 4, 2024, May 7, 2024, and June 14, 2024, the Company invested the amount of $10,000 each into T.R. Mining & Equipment Ltd. in the form of Promissory Notes and a royalty payable to the Company on all products and materials sold from the permit over the life of the permitted resource.  The Promissory Notes hold a 10.0% annual interest rate, compounded monthly, and matures on December 31, 2025. The Royalty Agreement provides the Company with a perpetual royalty of 10.0% of all sales of ores that are mined and sold from the permitted resource. The operator is a related entity and is described more in Note 12, Related Party Transactions.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	-
Reelement Technologies Corporation	25,000	-
Less: Accumulated Amortization	(121,110)	(78,475)
Total Intangible Assets	$1,987,111	$1,904,745

Amortization expense - Intangible Assets was $14,211 and $16,846 for the three-month periods ended September 30, 2024 and 2023, respectively. It was $42,634 and $50,539 for the nine-month periods ended September 30, 2024 and 2023, respectively.

NOTE 6 – INTANGIBLE ASSETS (cont.)

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $82000000 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of September 30, 2024. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

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

Coking Coal Leasing LLC

On April 15, 2022, the Company entered into a purchase agreement with ENCECo, Inc., (“ENCECo”) the sole owner and member of Coking Coal Leasing LLC (“CCL”), whereby the Company issued 236,974 shares of its Class A Common Stock to ENCECo, Inc. for the purchase of the assets and interests in CCL. As part of this transaction, the Company, through CCL, purchased a contract to manage the electrical power account for a coal mining complex located in Perry County, Kentucky. The fee for managing this contract payable to the Company is $5,000 per month. The intangible will be treated as an indefinite lived asset as the ongoing monthly fees will continue as long as the permits remain.

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

Heliponix LLC

On September 9, 2024, the Company entered into a royalty and unit purchase agreement and assignment agreement with eko Solutions LLC (“eko”) that provided the Company with certain royalty rights originating from a Commercialization Agreement that was previously signed between Heliponix LLC (“ANU”) and eko on June 18, 2024, which granted to eko revenue sharing and royalty rights to seed pod sales produced by ANU.  The Company also received assignment of Class B units in ANU resulting from a previously-executed Equity Award Agreement dated June 10, 2024, whereby ANU issued to eko 6,100 Class B Units.

The Company paid $100,000 to ANU, which thereby relieved eko from having to pay this amount to ANU. As a result of this consideration paid, eko assigned and set over to RMC 20.0% of the Pod Royalty sales (resulting from the Commercialization Agreement), and 20.0% of the Class B Units (from the Equity Award Agreement, which equates to 1,220 units). The intangible will be treated as an indefinite lived asset as the ongoing revenue sharing and royalty rights will remain in place as long as these contracts remain in place. The value of ANU’s Class B units received by the Company is considered nominal.

Reelement Technologies Corporation

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of September 30, 2024, $25,000 has been invoiced and paid.

Concurrently, on September 12, 2024, the Company also entered into a Royalty Agreement with ReElement whereby RMC shall receive a royalty from the gross sales resulting from the use or license of the PGM Technology that is developed from the Technology Development Services Agreement.  This royalty is equal to 5% of the gross sales from the PGM Technology, occurring until RMC receives royalty payments amounting to the service fee, and then a 1.5% royalty occurring through the remainder of the royalty term. The intangible will be treated as an indefinite lived asset as the ongoing royalty rights will remain in place indefinitely.

As of September 30, 2024, future amortization expenses are as follows:

2025	56,846
2026	56,846
2027	53,096
2028	11,846
2029 and Thereafter	143,147
321,780

NOTE 7 – PROPERTY AND EQUIPMENT

The Company records property and equipment at cost. For tools, machinery & equipment, depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If these assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

There was no impairment loss recognized during the periods ending September 30, 2024 and 2023, respectively.

Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

At September 30, 2024 and December 31, 2023, property and equipment were comprised of the following:

	September 30, 2024	December 31, 2023

Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(3,700)	(2,511)
Total Property and Equipment, Net	$4,228	$5,417

Depreciation expense amounted to $396 for both the three-month periods ended September 30, 2024, and 2023, respectively. It was $1,189 for both the nine-month periods ended September 30, 2024 and 2023, respectively.

The estimated useful lives are as follows:

Tools, Machinery & Equipment	5 Years

NOTE 8 – LEASES

The operating right-of-use assets (“ROU”) is the Company’s right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The Company leases certain land and office space under noncancelable operating leases, typically with initial terms of 5 to 21 years.

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

 NOTE 8 – LEASES (cont.)

As of September 30, 2024 and December 31, 2023 right of use assets and liabilities were comprised of the following:

	September 30, 2024	December 31, 2023
Assets:
ROU Assets	$421,550	$421,550
Accumulated Amortization	(57,903)	(34,412)
ROU Assets, Net	363,647	387,137

Liabilities
Current:
Operating Lease Liabilities	$32,769	26,527
Non-Current
Operating Lease Liabilities	333,850	$359,738

		For the Three Months Ended September 30,
	Expense Classification	2024	2023
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$7,876	$7,636
Accretion of Operating Lease Liabilities	General and Administrative	9,506	9,746
Total Operating Lease Expenses		$17,382	$17,382

		For the Nine Months Ended September 30,
	Expense Classification	2024	2023
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$23,491	$22,402
Accretion of Operating Lease Liabilities	General and Administrative	28,656	29,744
Total Operating Lease Expenses		$52,147	$52,147

Other information related to leases is as follows:

	As of	As of
	September 30,	December 31,
	2024	2023

Weighted-Average Remaining Lease Term: Operating Leases (in years)	3.04	3.13

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

 As of September 30, 2024, remaining maturities of lease liabilities were as follows:

2025	57,492
2026	69,492
2027	75,492
2028	45,492
2029 and Thereafter	432,095
Total Lease Payments	680,063
Less Imputed Interest	(313,444)
Present Value of Lease Liabilities	366,619

NOTE 9 – NOTE PAYABLE – RELATED PARTY

As of September 30, 2024 and December 31, 2023, the amount outstanding of non-convertible Note Payable to related parties amount to:

	September 30, 2024	December 31, 2023

Gross Principal Value of Note Payable – Related Party	$-	$1,681,755
Unamortized Loan Discounts	-	-
Total Note Payable – Related Party, Net	$-	$1,681,755

As of first quarter 2024, this note will no longer be required to be classified as related party. At the effective date of our business combination on October 31, 2023, the Manager of Westside Advisors LLC was no longer an officer of the Company.

NOTE 10 – NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, notes payable amounted to:

	September 30, 2024	December 31, 2023

Notes Payable – Round B	$250,000	$250,000
MC Mining	2,000	20,000
Total Notes Payable	$252,000	$270,000

As of September 30, 2024, remaining maturities of notes payable were as follows:

2025	252,000
2026	-
2027	-
2028	-
2029 and Thereafter	-
252,000

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $25,528 and $5,712 was recorded at September 30, 2024 and December 31, 2023, respectively. The notes issued under Round B are due two years from the date of issuance. Due dates range from October 2025 through March 2026.

MC Mining

On April 1, 2022, the Company purchased the rights to receive rental income from a related party from property located in Pike County, Kentucky.  The rental income is $2,500 per month and the consideration paid by the Company to the seller was a total of $149,150, which represents $60,000 in cash to be paid to the seller in the form of 80% of the monthly rental income until the cash consideration is paid in full, plus the issuance of $89,150 worth of shares of the Company that will be valued at the same per common share value at the consummation of a transaction that results in the Company becoming publicly traded. Of the $60,000 in cash to be paid to the seller, $2,000 and $20,000 is outstanding at September 30, 2024 and December 31, 2023, respectively. There is no interest due on the unpaid portion of the monthly rental income.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will has a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At September 30, 2024 and December 31, 2023, there were 1,506,219 and 0, respectively, shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 14,932,918 and 14,270,761, respectively shares of Class A common stock issued and outstanding. On April 13, 2024, the Company’s board of directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its Class A common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation (“ARC”) and its subsidiaries and affiliates, including McCoy Elkhorn Coal LLC and Perry County Resources LLC, an entity in which Thomas Sauve is a director and President, and Kirk Taylor is the Chief Financial Officer.

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

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of the business combination, the services agreement terminated. As of September 30, 2024 and December 31, 2023, $120,000 is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of September 30, 2024 and December 31, 2023, $261,243 is outstanding for both periods.

NOTE 13 – WARRANTS

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

●

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holder.

NOTE 13 – WARRANTS (cont.)

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

NOTE 13 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	2024	2023
Expected Dividend Yield	0.00%	0.0%
Expected volatility	60.00%	1.55%
Risk-Free Rate	5.15%	4.27%
Expected life of warrants	1.25	1.72

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2023	5,252,990	$-	4.83	$157,584
Exercisable (Vested) - December 31, 2023	5,252,990	$-	4.83	$157,584

Outstanding March 31, 2024	5,252,990	$-	4.58	$113,465
Exercisable (Vested) - March 31, 2024	5,252,990	$-	4.58	$113,465

Outstanding June 30, 2024	5,252,990	$-	4.33	$92,453
Exercisable (Vested) - June 30, 2024	5,252,990	$-	4.33	$92,453

Outstanding September 30, 2024	5,252,990	$-	4.08	$55,156
Exercisable (Vested) - September 30, 2024	5,252,990	$-	4.08	$55,156

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2023	3,901,201	$0.03	4.83	$117,036
Exercisable (Vested) - December 31, 2023	3,901,201	$0.03	4.83	$117,036

Outstanding March 31, 2024	3,901,201	$0.03	4.58	$0
Exercisable (Vested) - March 31, 2024	3,901,201	$0.03	4.58	$0

Outstanding June 30, 2024	3,901,201	$0.03	4.33	$0
Exercisable (Vested) - June 30, 2024	3,901,201	$0.03	4.33	$0

Outstanding September 30, 2024	3,901,201	$0.03	4.08	$0
Exercisable (Vested) - September 30, 2024	3,901,201	$0.03	4.08	$0

NOTE 14 – FAIR VALUE MEASUREMENTS

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note remains outstanding, and the warrants were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 and $1,681,755 at September 30, 2024 and December 31, 2023, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	3	55,156	157,584
Warrant Liability – Private Warrants	3	-	117,036

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2024 and December 31, 2023 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 14 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2023	$101,431	$110,182	$211,613
Change in Valuation Inputs or Other Assumptions	15,605	47,402	63,007
Fair Value as of December 31, 2023	117,036	157,584	274,620

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2024	$117,036	$157,584	$274,620
Change in Valuation Inputs or Other Assumptions	(117,036)	(102,428)	(219,464)
Fair Value as of September 30, 2024	0	55,156	55,156

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

On October 16, 2024, a former board member of RMC agreed to convert his $30,000 of accrued board compensation from the periods of 2022 and 2023 into 30,000 shares of the Series A Preferred Stock.

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

Results of Operations

Our total operating revenues for the three and nine months ended September 30, 2024, were $145,633 and 561,956, respectively and $122,816 and $354,685, respectively for the three and nine months ended September 30, 2023. The increase was primarily due to an increase in RMC Environmental Services additional volume.

Our total cost of revenues for the three and nine months ended September 30, 2024, were $5,460 and 21,532, respectively and $3,420 and $8,860, respectively for the three and nine months ended September 30, 2023. The increase was primarily due to an increase in RMC Environmental Services additional volume.

Our total operating expenses for the three and nine months ended September 30, 2024, were $302,959 and 830,237, respectively and $186,532 and $556,292, respectively for the three and nine months ended September 30, 2023. The increase was primarily due to higher general & administrative expenses and professional fees.

Total other income and expenses for the three and nine months ended September 30, 2024, were $50,315 and 207,412, respectively and other loss of $184,189 and $593,836, respectively for the three and nine months ended September 30, 2023. The primary reasons for the increase were due to a positive gain on warrant fair value adjustment and less interest expense due to convertible debt being converted at time of business combination.

Total net loss for the three and nine months ended September 30, 2024, were $112,471 and $82,400, respectively and $251,324 and $804,303, respectively for the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows in the short- and long-term to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, including availability under our credit facility, and their sufficiency to fund our operating and investing activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations and periodic borrowings under the convertible note as well as non-convertible note offerings. Our primary cash needs are for day-to- day operations, to fund working capital requirements, to fund our growth strategy, including acquisitions, and to pay interest and principal on our indebtedness.  Royalty currently has no contractual and other arrangement cash requirements. We do not expect any issue with liquidity in the next 12 months.

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

Class A Common Stock. The Company is able to issue shares of Royalty Class A Common Stock for investments as well as services.  As of September 30, 2024 and December 31, 2023 the Company has issued 14,932,918 and 14,270,761, respectively shares of Royalty Class A Common Stock for execution of Royalty’s business plan and services.

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

Convertible Notes.  The Company has historically raised funds primarily through the issuance of convertible notes. The notes carried an interest rate of 10% and offered a conversion feature to common equity at $6.50 for each share.  The Company may in the future utilize this structure to raise additional capital. All convertible notes were converted at the time of business combination, therefore the outstanding balance of the convertibles notes amounted to $0 at September 30, 2024 and December 31, 2023.

Warrants. As of September 30, 2024, there are a total of 9,154,191 outstanding Warrants to purchase shares of our Class A Common Stock, each with a per share exercise price of $11.50.  Upon exercise of any Warrants, we would receive the exercise price.  The likelihood that holders of Warrants will exercise any Warrants is dependent upon the trading price of the Class A Common Stock. Until such time as the stock price for our Class A Common Stock exceeds $11.50, we do not anticipate there will be any exercises of the Warrants.  As such, we do not consider the Warrants for purposes of budgeting our sources of cash.

At September 30, 2024, cash and cash equivalents totaled $145,367.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

With respect to the period ending September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2024, the Company’s management, including its Chief Executive Office and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued SEC Statement, wherein the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging, determined the Private Warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 5, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	November 14, 2024

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	Chief Financial Officer
Date:	November 14, 2024

