Form 10-K/A
period 2023-12-31
Royalty Management Holding Corp
filed 2024-12-04
CIK 1843656

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

There were 14,932,918 shares of the registrant's Common Stock outstanding on December 4, 2024.

EXPLANATORY NOTE

Royalty Management Holding Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission on April 16, 2024, primarily for the purpose of correcting the accounting treatment and disclosures for the effects of our historical operations as well as expanded and additional disclosures in Item 2.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease an office from an affiliated entity, Land Resources & Royalties LLC (or “LRR”), located in Hazard, Kentucky. We pay $250 a month, plus common charges, in rent with an initial lease term of 10 years.

We sublease an office from an affiliated entity, American Resources Corporation (or “ARC”), located in Fishers, Indiana. Historically, we have paid $2,143 a month in rent, but starting January 2024 that rent was lowered to $1,500 per month, with an initial lease term of 10 years.

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

As of December 31, 2023, there were 342 shareholders of record of our common stock.  This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 94,261.  The number of both shareholders of record and beneficial shareholders may change on a daily basis.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 compared to Year Ended December 31, 2022.

Revenues.

Revenues for the years ended December 31, 2023 and 2022 were $488,519 and $178,800, respectively. The increase is due to a full year of revenues for our environmental services subsidiary as well as an increase in fee income due to full year of income in the respective investments.

We generated non-operating income in the form of interest income on marketable securities held in a trust account.

Expenses.

Total Operating Expenses for the year ended December 31, 2023 and 2022 were $777,599 and $2,454,149, respectively. The main reason of the decrease to operating expenses were due to a large drop in impairment loss in 2023.

Total Other Income and Expense for the year ended December 31, 2023 and 2022 were ($807,971) and ($430,156), respectively, mostly from interest income, income from investment, the fair value adjustments of warrant liabilities, convertible debt interest. The decrease was primarily due to less income from investment and other income in addition to the loss on warrant fair value adjustment.

Financial Condition.

Total Assets as of December 31, 2023 and 2022 amounted to $15,040,122 and $13,971,112, respectively.  The increase in assets was due to increases in interest and fee income receivables in addition to additional investments in convertible notes receivables and two new operating leases.

Total Liabilities as of December 31, 2023 and 2022 amounted to $3,926,242 and $4,299,261, respectively. The primary driver for the decrease in liability balance was the conversions of convertible notes payable at the time of business combination.

LIQUIDITY AND CAPITAL RESOURCES

On March 17, 2021, the initial stockholders purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

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

On March 29, 2022, we had a trust redemption of $90,334,513, reducing the trust account balance to $15,788,742.  The redemption was allowed under initial offering documents at the time of trust extension which was necessary because a business combination had not been completed.

On September 28, 2022, we had a second trust redemption of $8,331,836.  The redemption was allowed under initial offering documents at the time of trust extension.

As of December 31, 2022 and October 31, 2023, the effective date of our Business Combination, the balance in the trust account was $7,613,762 and $0, respectively.

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

As of  December 31, 2023, we have unrestricted cash of $195,486. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel (to the extent necessary and practicable) to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 2 of the Notes to Consolidated Financial Statements, which is incorporated by reference into this MD&A, describes the significant accounting policies we use in our Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ROYALTY MANAGEMENT HOLDING COPRORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Royalty Management Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Management Holding Corporation (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CM3 Advisory

CM3 Advisory (PCAOB ID 6866)

San Diego, California

December 3, 2024

We have served as the Company’s auditor since 2024.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

CURRENT ASSETS	December 31, 2023	December 31, 2022
Cash	$195,486	$433,343
Accounts Receivable	70,323	71,540
Interest Receivable	124,727	22,894
Fee Income Receivable	309,787	51,490
Total Current Assets	700,322	579,267

Investments in Corporations and LLCs	10,230,434	10,217,287
Convertible Notes Receivable	1,400,000	600,000
Notes Receivable	235,267	235,267
Intangible Assets, Net	1,904,745	2,011,656
Restricted Cash	176,800	176,800
Tools, Machinery & Equipment, Net	5,417	7,003
Operating Lease Right-Of-Use Assets	387,138	143,833
Total Non-Current Assets	14,339,801	13,391,845
TOTAL ASSETS	$15,040,122	$13,971,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable – Related Party	$381,243	$-
Accounts Payable	96,071	-
Current Portion of Operating Lease Liabilities, Net	26,527	16,116
Current Portion of Notes Payable	20,000	24,000
Deferred Income	17,643	17,643
Accrued Expenses	818,645	489,272
Total Current Liabilities	1,360,129	547,031

Convertible Notes Payable, Net	-	2,187,512
Notes Payable – Related Party, Net	1,681,755	1,422,138
Operating Lease Liabilities, Net	359,738	124,580
Notes Payable	250,000	18,000
Fair Value Liability of Public Warrants	157,584	-
Fair Value Liability of Private Warrants	117,036	-
Total Non-Current Liabilities	2,566,113	3,752,231
TOTAL LIABILITIES	$3,926,242	$4,299,261

COMMITMENTS AND CONTINGENCIES (Note 18)	-	-

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding for 2023 and 2022	-	-
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,270,761 and 6,890,281 shares issued and outstanding for 2023 and 2022	1,427	68,903

Additional Paid-In Capital	9,766,604	12,369,697

Retained Earnings (Accumulated Deficit)	1,345,849	(2,766,749)

Total Stockholders’ Equity	11,113,880	9,671,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,040,122	$13,971,112

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2023	December 31, 2022

Environmental Services	202,723	104,810
Fee Income	198,297	6,490
Rental Income	87,500	67,500
TOTAL REVENUE	488,519	178,800

Cost of Revenue	(16,594)	(4,667)

GROSS PROFIT	471,925	174,133

Amortization Expense Intangibles	(67,386)	(24,265)
Depreciation Expense	(1,586)	(925)
General and Administrative	(532,781)	(333,172)
Professional Fees	(136,322)	(95,787)
Impairment Loss	(39,525)	(2,000,000)
Total Operating Expenses	(777,599)	(2,454,149)

NET LOSS FROM OPERATIONS	(305,674)	(2,280,016)

OTHER INCOME (EXPENSE)
Interest Income	104,214	25,618
Income from Investment	13,147	141,943
Loss on Warrant Fair Value Adjustment	(223,798)	-
Other Income	13,567	125,000
Interest Expense	(715,101)	(722,717)
Total Other Expense	(807,971)	(430,156)

NET LOSS	(1,113,644)	(2,710,172)

Weighted Average Shares Outstanding, Basic and Diluted	14,270,761	6,890,281
Basic and Diluted Net Income Per Ordinary Share	$(0.08)	$(0.39)

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained
	Common Stock		Additional Paid-In	Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance December 31, 2021	5,943,750	$59,438	$27,107	$(56,577)	$29,967
Shares Issued for Services	9,810	98	63,652		63,750
Common Shares Issued for Purchase of Membership Interest	864,780	8,648	11,030,388		11,039,036
Common Shares Issued for Conversion of Debt	63,026	630	409,039		409,669
Common Shares Issued for Purchase of the Payment Rights	8,915	89	89,061		89,150
Warrants Issued with Convertible Notes			750,451		750,451
Net Loss				(2,710,172)	(2,710,172)
Balance December 31, 2022	6,890,281	$68,903	$12,369,697	$(2,766,749)	$9,671,851
Shares Issued for Services	770	8	4,992		5,000
Shares Forfeited for Services	(3,080)	(31)	31		-
Shares Issued in Connection with Warrant and Note Conversions	539,736	54	2,949,720		2,949,774
Shares Issued for Deferred Underwriter Fee	350,000	35	3,499,965		3,500,000
Reverse Recapitalization on October 23,2023	6,493,054	(67,542)	(9,088,572)	5,226,243	(3,929,870)
Warrants Issued with Convertible Notes			30,770		30,770
Net Loss				(1,113,644)	(1,113,644)
Balance December 31, 2023	14,270,761	1,427	9,766,604	1,345,849	11,113,880

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2023	December 31, 2022
Cash flows from Operating Activities:
Net Loss	$(1,113,644)	$(2,710,172)
Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided By Operations
Amortization of Debt Discount	30,770	750,451
Amortization Expense of Right of Use Assets	2,264	(3,138)
Amortization of Intangibles	75,227	24,265
Depreciation	1,586	925
Issuance of Common Shares for Service	5,000	63,750
Impairment Loss on Intangible Asset	-	2,000,000
Fair Value Adjustment of Public Warrants	157,584	-
Fair Value Adjustment of Private Warrants	117,036	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	1,218	(71,540)
Interest Receivable	(101,833)	(22,894)
Fee Income Receivable	(258,297)	(51,490)
Accounts Payable – Related Party	381,243	-
Accounts Payable	96,071	-
Deferred Income	-	17,643
Accrued Expenses	329,373	441,875
Net Cash (Used In) Provided by Operating Activities	(276,402)	439,675

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(13,147)	(516,943)
Investments in Convertible Notes Receivable	(800,000)	(600,000)
Withdrawal (Investments) in Notes Receivable	100,000	(235,267)
Purchases of Tools, Machinery & Equipment	-	(7,928)
Purchases of Intangible Assets	(68,317)	(1,946,770)
Net Cash Used in Investing Activities	(781,464)	(3,306,908)

Cash Flows from Financing Activities
Proceeds from Reverse Capitalization	(3,929,870)	-
Proceeds from Deferred Underwriter Fee	3,500,000	-
Proceeds from Notes Payable	228,000	42,000
Proceeds from Issuance of Convertible Notes	259,617	1,247,864
Proceeds from Convertible Note Conversion	762,262	2,187,512
Net Cash Provided by Financing Activities	820,008	3,477,376

Net Change in Cash	(237,857)	610,143
Cash – Beginning of Year	610,143	-
Cash – End of Year	$372,286	$610,143

Supplemental Information
Discount on Convertible Notes	30,770	750,451
Notes Receivable	(100,000)	-
Intangible Assets	100,000	-
Acquisition of Right of Use Assets for Lease Obligations	-	186,636
Issuance of Common Shares for Purchase of Membership Interest	-	9,498,705
Issuance of Common Shares for Conversion of Debt	-	630
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted Cash

At December 31, 2023 and 2022, RMC has $176,800 in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the periods ended December 31, 2023 and 2022.

	December 31,	December 31,
	2023	2022
Cash	$195,486	$433,343
Restricted Cash	176,800	176,800
Total cash and restricted cash presented in the statement of cash flows	$372,286	$610,143

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

We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. Allowance for credit losses as of December 31, 2023 amounted to $0.

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

Amortization expense of the debt discount for the convertible debt of $351,460 and $424,922, which were included in interest expense of $715,101 and $722,717, for the years ended December 31, 2023 and 2022, respectively.

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

The following table disaggregates our revenue by major service line for the years ended:

	December 31,	December 31,
	2023	2022
Environmental Services	$202,723	$104,810
Fee Income	198,297	6,490
Rental Income	87,500	67,500
Total Revenue	488,519	178,800

Interest Income from Interest Bearing Accounts	2,381	2,724
Notes Receivable Interest Income	101,833	22,894
Income from Investment	13,147	141,943
Other Income	13,567	-
	130,928	167,562

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized.

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

The provision for income taxes was deemed to be de minimis for the years ending December 31, 2023 and 2022.

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

In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting 280: Improvements to Reportable Segment Disclosures” ASU 2023-07. ASU 2023-07 increases the disclosures about a public entity’s reportable segments. Under ASU 2023-07, a public entity would be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, annual disclosures about a reportable segment’s profit or loss and assets required by 280 in interim periods, any additional measures of a segment’s profit or loss used by the CODM to allocate resources, and the title and position of the CODM.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed consolidated financial statements are issued. In accordance with FASB, ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

“As of December 31, 2023, the Company had retained earnings of $1,345,849. The Company has limited financial resources. As of December 31, 2023, the Company had a working capital deficit of $659,808 and a cash balance of $195,486. The Company will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If the Company is unable to access additional capital moving forward, it may hurt the Company’s ability to grow and to generate future revenues, financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

NOTE 3 – BUSINESS COMBINATION

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

All Round A Convertible Debt notes, accrued interest, and warrants were converted into 539,736 shares of Class A Common Stock of RMCO at the date of Business Combination.

At the closing of Business Combination, all shares of Class B Common Stock were automatically converted into 3,076,500 shares of Class A Common Stock. RMCO filed an amended and restated certificate of incorporation that removed the Class B Common Stock from the authorized capitalization of the Company.

Legacy Royalty shareholders of stock were exchange those shares for RMCO shares at a rate of 1 private company share for 1.5 shares of public company shares.

NOTE 4 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

FUB Mineral LLC	$606,729	$593,582
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,230,434	$10,217,287

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (“FUB”) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough activity of $13,147 and $141,943, for the years ended December 31, 2023 and 2022, respectively.

Ferrox Holdings Ltd.

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. (“Maxpro”) to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. (“Ferrox”) that was owned by Maxpro. RMC has a 9.9% ownership interest in Ferrox. As such, the investment in Ferrox will be accounted for using the cost method of accounting. The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 5 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Heart Water Inc.	$750,000	$100,000
Ferrox Holdings Ltd.	250,000	250,000
Advanced Magnetic Lab, Inc.	400,000	250,000
Total Convertible Notes Receivable	$1,400,000	$600,000

Heart Water Inc.

On December 2, 2022, the Company advanced $100,000 to Heart Water Inc. (“HW”) in exchange for an Unsecured Convertible Promissory Note issued to the Company. The Unsecured Convertible Promissory Note carries an 8.0% annual interest rate and is unsecured and has no guarantees. The HW Convertible Promissory Note converts into HW common stock at a price equal to 80% of the price per share paid by the investors in the next round of HW financing. The maturity date of the HW Convertible Promissory Notes is October 6, 2028. Concurrently, the Company and HW entered into an agreement whereby the Company has the ability to invest in certain development projects of HW in exchange for a per-gallon of water payment from the water that is captured and sold from the project. An additional $650,000 was advanced in exchange for Convertible Promissory Notes during 2023.

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

NOTE 5 – CONVERTIBLE NOTES RECEIVABLE (cont.)

Advanced Magnetic Lab, Inc.

On December 21, 2022, Advanced Magnetic Lab, Inc. (“AML”) issued a Convertible Promissory Note to the Company in the amount of $250,000.  Additional Convertible Promissory Notes were subsequently issued by AML to the Company in the amount of $50,000 each on February 21, 2023, March 20, 2023, and May 5, 2023. The Convertible Promissory Notes carry a 10.0% annual interest rate, compounded monthly, and has the ability to convert into common stock of AML at a rate of $1.50 per share, or repaid at maturity, which is twenty-four months after issuance.  The Convertible Promissory Notes are unsecured and have no guarantees.  Concurrently, the Company and AML entered into a royalty agreement on December 21, 2022, whereby the Company will receive between 0.5% and 1.5% of the sales revenue received from sales of product(s) developed by AML from the use of the proceeds from the Convertible Promissory Notes.

NOTE 6 – NOTES RECEIVABLE

Notes receivable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
McCoy Elkhorn Coal LLC	$135,267	$135,267
American Resources Corporation	100,000	100,000
Total Notes Receivable	$235,267	$235,267

McCoy Elkhorn Coal LLC

On May 20, 2022, the Company entered into an agreement to fund the development of a series of coal mines located in Pike County, Kentucky in exchange for a promissory note to repay the Company its capital invested, plus interest, and then an ongoing overriding royalty from coal sold from the mines.  $117,623 plus interest of $17,643 has been funded by the Company under this contract thus far.  The operator of the property is a related entity and is described more in Note 14, Related Party Transactions.

American Resources Corporation

On July 31, 2022, the Company purchased certain payments that are owed to Texas Tech University (“TTU”) from American Resources Corporation for the agreement to participate in sponsored research services performed by TTU and agreed to assume responsibility for those payments.  The payments that were due to TTU amounted to $184,663 and the Company has since paid $100,000 of that amount so far on behalf of American Resources Corporation.  A note payable between the Company and ARC was created to reflect the assumption by the Company of these payments and the note pays interest of 7.0% interest rate, compounded quarterly, and matures on July 31, 2024.  There are no collateral or guarantees. The operator of the technology is a related entity and is described more in Note 14.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Energy Technologies Inc	-	52,700
Less: Accumulated Amortization	(78,475)	(24,265)
Total Intangible Assets	$1,904,745	$2,011,656

NOTE 7 – INTANGIBLE ASSETS (cont.)

Amortization expense - Intangible Assets totaled $67,386 and $24,265 for the years ended December 31, 2023 and 2022, respectively.

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

Coking Coal Leasing LLC

On April 15, 2022, the Company entered into a purchase agreement with ENCECo, Inc., (“ENCECo”) the sole owner and member of CCL, whereby the Company issued 236,974 shares of its Class A Common Stock to ENCECo, Inc. for the purchase of  the assets and interests in CCL.  As part of this transaction, the Company, through CCL, purchased a contract to manage the electrical power account for a coal mining complex located in Perry County, Kentucky.  The fee for managing this contract payable to the Company is $5,000 per month. The intangible will be treated as an indefinite lived asset as the ongoing monthly fees will continue as long as the permits remain.

RMC Environmental Services LLC

On August 17, 2022, the Company formed RMC ES as a wholly owned subsidiary of the Company for the purpose of purchasing certain rights to operate a clean fill landfill located in Hamilton County, Indiana that pays RMC ES for each load of clean fill material that is disposed on, or removed from, the landfill.  The consideration paid by the

Company was $225,000 for the rights to operate this business. The intangible will be amortized over its initial 5 year contract period.

Energy Technologies Inc

On September 30, 2022, the Company entered into an agreement to purchase, for the consideration of $52,700, a partial interest in a density gauge analyzer that is manufactured by Energy Technologies, Inc. and will be repaid to the Company on a per ton of coal basis from coal sold by using the density gauge analyzer.  The operator of the technology is a related entity and is described more in Note 14. The intangible will be amortized over the 5 year useful life period of the underlying equipment. It was determined that this asset was not operating according to their plan, the fair value of this asset has been written off in full at the end of 2023.

As of December 31, 2023, future amortization expense are as follows:

2024	56,846
2025	56,846
2026	56,846
2027	41,846
2028 and Thereafter	152,032
364,414

NOTE 8 – PROPERTY AND EQUIPMENT

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

There was no impairment loss recognized during the periods ending December 31, 2023 and 2022, respectively.

Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

At December 31, 2023 and 2022, property and equipment were comprised of the following:

	December 31, 2023	December 31, 2022

Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(2,511)	(925)
Total Property and Equipment, Net	$5,417	$7,003

Depreciation expense amounted to $1,586 and $925 for the years ended December 31, 2023, and 2022, respectively.

The estimated useful lives are as follows:

Tools, Machinery & Equipment	5 Years

NOTE 9 – LEASES

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

NOTE 9 – LEASES (cont.)

The components of lease expense included on the Company’s statements of operations were as follows:

		For the Years Ended December 31,
	Expense Classification	2023	2022
Operating lease expense:
Amortization of ROU Asset	General and Administrative	$30,128	$4,285
Accretion of Operating Lease Liability	General and Administrative	39,401	7,130
Total Operating Lease Expense		$69,529	$11,414

Other information related to leases is as follows:	As of	As of
	December 31,	December 31,
	2023	2022

Weighted-Average Remaining Lease Term: Operating Leases (in Years)	3.13	4.75

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

The future minimum lease payments required under leases as of December 31, 2023 were as follows:

2024	45,492
2025	69,492
2026	69,492
2027	69,492
2028 and Thereafter	460,214
714,182

 NOTE 10 – ROUND A CONVERTIBLE DEBT

As of December 31, 2023 and 2022, the amount outstanding under the Round A Convertible Debt amounted to:

	December 31, 2023	December 31, 2022

Gross Principal Value of Convertible Notes – Related Party	$-	$370,000
Gross Principal Value of Convertible Notes – Non-Related Party	-	1,959,150
Unamortized Loan Discounts	-	(141,638)
Total Convertible Notes Payable, Net	$-	$2,187,512

The principal and any accrued interest in the Round A Convertible Debt has a per share conversion price of $6.50 and bear a 10.0% annual interest rate, compounded calendar quarterly. Accrued interest of $0 and $130,631 was recorded at December 31, 2023 and 2022, respectively. All convertible debt was converted into common stock at the date of business combination.

NOTE 11 –NOTE PAYABLE - RELATED PARTY

As of December 31, 2023 and 2022, the amount outstanding of non-convertible Note Payable to related parties amounted to:

	December 31, 2023	December 31, 2022

Gross Principal Value of Note Payable – Related Party	$1,681,755	$1,681,755
Unamortized Loan Discounts	-	(259,617)
Total Note Payable – Related Party, Net	$1,681,755	$1,422,138

The Note Payable bears a 10.0% annual interest rate, compounded calendar quarterly. Accrued interest of $310,507 and $123,137 was recorded at December 31, 2023 and 2022, respectively. The related party note is due two years from the date of issuance and is due in October 2023.

NOTE 12 –NOTES PAYABLE

As of December 31, 2023 and 2022, the amount outstanding of non-convertible note payable amounted to:

	December 31, 2023	December 31, 2022

MC Mining Note Payable	$20,000	$42,000
Notes Payable – Round B	250,000	-
Total Notes Payable – Related Party, Net	$270,000	$42,000

As of December 31, 2023, remaining maturities of notes payable were as follows:

2024	20,000
2025	250,000
2026	-
2027	-
2028 and thereafter	-
270,000

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

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $5,712 and $0 was recorded at December 31, 2023 and 2022, respectively. The notes issued under Round B are due two years from the date of issuance. Due dates are in October 2025.

NOTE 13: STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023, there were 14,270,761 shares of Class A common stock issued and outstanding. At December 31, 2022, there were 6,890,281 shares of Class A common stock issued and outstanding.

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

NOTE 13: STOCKHOLDERS’ EQUITY (cont.)

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

NOTE 14: RELATED PARTY TRANSACTIONS

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

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation (“ARC”)and its subsidiaries and affiliates, including McCoy Elkhorn Coal LLC and Perry County Resources LLC. ARC is an entity in which Thomas Sauve is a director and President, and Kirk Taylor is the Chief Financial Officer.

Westside Advisors LLC

The Company may at times in the future enter into agreements with Westside Advisors LLC, an entity managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination. In October 2021, Westside Advisors LLC sold 250,000 LBX Tokens it owned to the Company in exchange for the Round A Convertible Note of $2,000,000 and 76,924 warrants (Warrant “A-2”); no cash was part of this consideration. $1,681,756 was outstanding as of December 31, 2022 with no payments in cash of interest or principal paid.  The note carries an interest rate of 10%.  During 2022, $318,245 of principal was converted to common shares at a rate of $6.50 per share.  On October 31, 2023, the Warrant A-2 was converted into Class A Common Stock of the Company as part of the Business Combination that is owned by Westside Advisors LLC.

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

NOTE 14: RELATED PARTY TRANSACTIONS (cont.)

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

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2022 and October 31, 2023, the effective date of the business combination and termination of the services agreement, $220,000 and $120,000, respectively is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of December 31, 2023 and 2022, $261,243 and $239,825 is outstanding, respectively.

NOTE 15: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $225,248 and $175,192 at December 31, 2023 and 2022, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $187,073 and $412,321 at December 31, 2023 and 2022, respectively, which was fully reserved. The net operating loss carryforwards for year 2022 begin to expire in 2042. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance reflect the impact of the tax law.

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

NOTE 16: WARRANTS

Warrants— On March 17, 2021, we consummated an initial public offering that included the issuance of 4,777,364 publicly traded warrants (the “Public Warrants”) of which all are currently outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 16: WARRANTS (cont.)

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

NOTE 17: FAIR VALUE MEASUREMENTS

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

NOTE 17: FAIR VALUE MEASUREMENTS (cont.)

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note remains outstanding, and the warrants were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 at both years ended December 31 2023, and 2022.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Liabilities:
Warrant Liability – Public Warrants	3	157,584	-
Warrant Liability – Private Warrants	3	117,036	-

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

NOTE 17: FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2023	$101,431	$110,182	$211,613
Change in Valuation Inputs or Other Assumptions	15,605	47,402	63,007
Fair Value as of December 31, 2023	117,036	157,584	274,620

NOTE 18: COMMITMENTS AND CONTINGENCIES

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

NOTE 19: SUBSEQUENT EVENTS

On January 29, 2024, 100,000 shares of common stock were issued to KBB Asset Management LLC pursuant to a note conversion.

On February 1, 2024, the Company entered into an agreement with T.R. Mining & Quarry Ltd., a Jamaican-based company (T.R. Mining), to provide a loan to T.R. Mining of up to $100,000 in exchange for an overriding royalty on all minerals extracted from T.R. Mining’s exclusive prospecting license and any successor permit. $10,000 was invested at the time of agreement.

On February 29, 2024, 133,334 shares of common stock were issued to KBB Asset Management LLC pursuant to a note conversion.

On March 1, 2024, the Company invested an additional $10,000 in the existing promissory note between the Company and T.R. Mining & Equipment Ltd.

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

On March 19, 2024, the Company deposited $5,000 restricted cash with the Kentucky Secretary of State for the benefit of a related party under the Company’s reclamation bonding facility agreement with that party.

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

NOTE 19: SUBSEQUENT EVENTS (cont.)

On April 19, 2024, the Company issued a non-convertible promissory note to Westside Advisors in the amount of $15,000. The note is due two years from the date of issuance on April 19, 2026.

On April 24, 2024, 150,000 shares of restricted common stock were issued to KBB Asset Management LLC pursuant to an existing promissory note purchase and immediate conversion to shares.

On April 22, 2024, 9,591 shares of common stock were purchased thus far by the Company pursuant to the stock buyback program announced on April 17, 2024.

On May 7, 2024, the Company invested an additional $10,000 in the existing promissory note between the Company and T.R. Mining & Equipment Ltd.

On May 13, 2024, 310,000 shares of restricted common stock were issued to KBB Asset Management LLC pursuant to an existing promissory note purchase and immediate conversion to shares.

On June 10, 2024, the Company invested an additional $15,000 into Advanced Magnetic Lab, Inc. under the existing convertible promissory note purchase agreement with that company.

On June 12, 2024, the Company invested an additional $10,000 in the existing promissory note between the Company and T.R. Mining & Equipment Ltd.

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

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of September 30, 2023, $25,000 has been invoiced and paid.

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

 On October 16, 2024, a former board member of RMC agreed to convert his $30,000 of accrued board comp from the periods of 2022 and 2023 into 30,000 shares of the Series A Preferred Stock.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, due to the weaknesses in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Management’s Annual Report on Internal Control over Financial Reporting

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

As of December 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2023:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2023, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

The management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company, have been detected.

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

Westside Advisors LLC

The Company may at times in the future enter into agreements with Westside Advisors LLC, an entity managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination. In October 2021, Westside Advisors LLC sold 250,000 LBX Tokens it owned to the Company in exchange for the Round A Convertible Note of $2,000,000 and 76,924 warrants (Warrant “A-2”); no cash was part of this consideration. $1,681,756 was outstanding as of December 31, 2022 with no payments in cash of interest or principal paid.  The note carries an interest rate of 10%.  During 2022, $318,245 of principal was converted to common shares at a rate of $6.50 per share.  On October 31, 2023, the Warrant A-2 was converted into Class A Common Stock of the Company as part of the Business Combination that is owned by Westside Advisors LLC.

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

	2023	2022
Audit Fees	$46,000	30,000
Audit-Related Fees	$-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$42,500	30,000

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

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation
3.2 (2)	Amended & Restated Certificate of Incorporation
3.3 (1)	By-Laws
4.1 (1)	Specimen Unit Certificate
4.2 (1)	Specimen Class A Common Stock Certificate
4.3 (1)	Specimen Warrant Certificate
4.4 (1)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
10.1 (2)	Letter Agreement, dated March 17, 2021, by and among Registrant and its officers, directors, and Sponsors
10.2 (2)	Investment Management Trust Agreement, dated March 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC
10.3 (2)	Registration Rights Agreement, dated March 17, 2021, by and among the Registrant and certain security holders
10.4 (2)	Administrative Support Agreement, dated March 17, 2021, by and between the Registrant and the American Resources Corporation
10.5 (2)	Private Placement Warrants Subscription Agreement, dated March 17, 2021, by and between the Registrant and the Sponsor
10.6 (2)	Representative Share Purchase Letter Agreement, dated March 16, 2021, by and between Registrant, Kingswood Capital Markets, divisions of Benchmark Investments Inc., and certain designees
10.7 (1)	Promissory Note issued to Sponsor
10.8 (1)	Form of Indemnity Agreement
10.9 (1)	Form of Securities Subscription Agreement between the Registrant and American Opportunity Ventures LLC
14 (1)	Form of Code of Ethics
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s annual report on Form 10-K for the period ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101 attachments).

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

ROYALTY MANAGEMENT HOLDING CORPORATION

Date: December 4, 2024	By:	/s/ Thomas M. Sauve
Thomas M. Sauve, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Julie Griffith	Director	December 4, 2024
Julie Griffith

/s/ Roy Smith	Director	December 4, 2024
Roy Smith

/s/ Benjamin Wrightsman	Director	December 4, 2024
Benjamin Wrightsman

/s/ Thomas M. Sauve	Chief Executive Officer/ Director (Principal Executive Officer and the	December 4, 2024
Thomas M. Sauve	Registrant’s authorized signatory in the United Sates)

/s/ Kirk P. Taylor	Chief Financial Officer	December 4, 2024
Kirk P. Taylor	(Principal Financial and Accounting Officer)

