Form 10-Q/A
period 2024-03-31
Royalty Management Holding Corp
filed 2024-12-04
CIK 1843656

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

As of December 4, 2024, 14,932,918 shares of common stock, par value $0.0001 per share were issued and outstanding.

EXPLANATORY NOTE

Royalty Management Holding Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10Q/A”) for the three-month period ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2024 (the “Original Filing”), to restate certain information in the Company’s previously issued condensed consolidated financial statements and related disclosures for the three-month period ended March 31, 2024. Concurrent with the filing of this Form 10-Q/A, the Company will be filing an amended Form 10-K for the year ended December 31, 2023 (originally filed with the SEC on April 16, 2024) and an amended Form 10-Q for the six-month period ended June 30, 2024 (originally filed with the SEC on August 15, 2024).

2

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2024	2023

ASSETS
Cash	$124,823	$195,486
Accounts Receivable	137,583	70,323
Prepaid Insurance	30,159	-
Interest Receivable	160,186	124,727
Fee Income Receivable	328,367	309,787
Total Current Assets	781,117	700,322

Investments in Corporations and LLCs	10,231,763	10,230,434
Convertible Notes Receivable	1,415,000	1,400,000
Notes Receivable	255,267	235,267
Intangible Assets, Net	1,890,534	1,904,745
Restricted Cash	186,825	176,800
Tools, Machinery & Equipment, Net	5,021	5,417
Operating Lease Right-Of-Use Assets, Net	379,352	387,138

TOTAL ASSETS	$15,144,878	$15,040,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$381,243	$381,243
Accounts Payable	94,752	96,071
Current Portion of Operating Lease Liabilities	31,381	26,527
Current Portion of Notes Payable	489,000	20,000
Deferred Income	17,643	17,643
Accrued Expenses	327,505	818,645
Total Current Liabilities	1,341,525	1,360,129

Notes Payable – Related Party, Net	-	1,681,755
Operating Lease Liabilities	348,498	359,738
Notes Payable	1,723,755	250,000
Fair Value Liability of Public Warrants	113,465	157,584
Fair Value Liability of Private Warrants	-	117,036

TOTAL LIABILITIES	3,527,242	3,926,241

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding for March 31, 2024 and December 31, 2023	-	-

Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,504,095 and 14,270,761 shares issued and outstanding for March 31, 2024 and December 31, 2023, respectively	1,450	1,427

Additional Paid-In Capital	10,116,580	9,766,604

Retained Earnings	1,499,605	1,345,849

Total Stockholders’ Equity	11,617,636	11,113,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,144,878	$15,040,122

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended 3/31/2024	For the Three Months Ended 3/31/2023

Environmental Services	136,020	35,100
Fee Income	3,580	77,304
Rental Income	22,500	22,500
TOTAL REVENUE	162,100	134,904

Cost of Revenue	(2,693)	(3,334)

GROSS PROFIT	159,408	131,570

Intangibles Amortization Expense	(14,211)	(16,846)
Depreciation Expense	(396)	(396)
General and Administrative Expenses	(125,308)	(143,325)
Professional Fees	(5,694)	(48,206)
Total Operating Expenses	(145,610)	(208,774)

NET LOSS FROM OPERATIONS	13,797	(77,204)

OTHER INCOME (EXPENSE)
Interest Income	35,621	18,663
Income (Loss) From Investment	1,329	(1,518)
Gain on Warrant Fair Value Adjustment	161,155	-
Interest Expense	(58,147)	(220,601)
Total Other Income (Expense)	139,959	(203,456)

NET INCOME (LOSS)	153,756	(280,660)

Weighted Average Shares Outstanding, Basic and Diluted	14,504,095	6,891,051
Basic and Diluted Net Income Per Ordinary Share	$0.01	$(0.04)

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance December 31, 2022	6,890,281	$68,903	$12,369,697	$(2,766,749)	$9,671,851
Shares Issued for Services	770	8	4,992		5,000
Net Loss				(280,660)	(280,660)
Balance March 31, 2023	6,891,051	68,911	12,374,690	(3,047,409)	9,396,191

Balance December 31, 2023	14,270,761	1,427	9,766,604	1,345,849	11,113,880
Shares Issued for Purchase of Debt	233,334	23	349,977		350,000
Net Income				153,756	153,756
Balance March 31, 2024	14,504,095	1,450	10,116,580	1,499,605	11,617,636

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ending March 31,	For the Three Months Ending March 31,
Cash flows from Operating Activities:	2024	2023

Net Income (Loss)	$153,756	$(280,660)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operations
Amortization of Debt Discount	-	(144,172)
Amortization Expense of Right-of-Use Assets	1,399	(3,897)
Amortization of Intangibles	75,227	16,846
Depreciation Expense	396	396
Issuance of Common Shares for Service	-	5,000
Fair Value Adjustment of Public Warrants	(44,119)	-
Fair Value Adjustment of Private Warrants	(117,036)	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	(67,260)	39,470
Prepaid Insurance	(30,159)	-
Interest Receivable	(35,459)	(17,272)
Fee Income Receivable	(18,580)	(92,304)
Accounts Payable	(1,319)	-
Accrued Expenses	(491,140)	41,820
Net Cash Used in Operating Activities	(574,294)	(434,773)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	-	1,518
Withdrawal from Corporations and LLCs	(1,329)	-
Investments in Convertible Notes Receivable	(15,000)	(100,000)
Investments in Notes Receivable	(20,000)	-
Purchases of Intangible Assets	(61,016)	-
Net Cash Used in Investing Activities	(97,345)	(98,482)

Cash Flows from Financing Activities:
Shares Issued in Purchase of Debt	350,000	-
Proceeds from Notes Payable	261,000	259,617
Payment on Notes Payable	-	(6,000)
Net Cash Provided by Financing Activities	611,000	253,617

Net Change in Cash	(60,639)	(279,638)
Cash – Beginning of Period	372,286	610,143
Cash – Ending of Period	$311,648	$330,505

Supplemental Information
Acquisition of Right-of-Use Assets for Lease Obligations	-	305,380
Reclassification of Debt from Related to Non-Related Party	1,681,755	-
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

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

The Company’s financial statements subsidiaries include the accounts of the Company and the merged corporation RMC, and RMC’s wholly owned subsidiary RMC Environmental Services LLC “RMC ES”) All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

At March 31, 2024 and December 31, 2023, RMC has $186,825 and $176,800, respectively, in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash and restricted cash reported in the condensed consolidated balance sheet for the periods ended March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Cash	$124,823	$195,486
Restricted Cash	186,825	176,800
Total Cash and Restricted Cash	$311,648	$372,286

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

Amortization expense of the debt discount for the convertible debt was $0 and $105,156, which was included in interest expense on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

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

Deferred revenue of $17,643 is recorded at both periods ended March 31, 2024 and 2023. This deferred revenue consists of an agreement with McCoy Elkhorn Coal LLC (“McCoy”). None of this deferred revenue was recognized during the three months ended March 31, 2024. It is expected that this will be recorded in the fourth quarter of 2024.

The following table disaggregates our revenue by major service line for the three months ended:

	March 31,	March 31,
	2024	2023
Environmental Services	$136,020	$35,100
Fee Income	3,580	77,304
Rental Income	22,500	22,500
Total Revenue	162,100	134,904

Interest Income from Interest Bearing Accounts	162	1,391
Notes Receivable Interest Income	35,459	17,272
Income (Loss) from Investment	1,329	(1,518)
	36,951	17,145

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of the three-month period ended March 31, 2024, the Company recognized interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the three-month periods ending March 31, 2024 and 2023.

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

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

FUB Mineral LLC	$608,058	$606,729
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,231,763	$10,230,434

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange for 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough income of $1,329 and loss of $1,518, for the three-month periods ended March 31, 2024 and 2023, respectively.

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

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

McCoy Elkhorn Coal LLC	$135,267	$135,267
American Resources Corporation	100,000	100,000
T. R. Mining & Equipment Ltd.	20,000	-
Total Notes Receivable	$255,267	$235,267

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

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Less: Accumulated Amortization	(92,687)	(78,475)
Total Intangible Assets	$1,890,534	$1,904,745

NOTE 6 – INTANGIBLE ASSETS (cont.)

Amortization Expense Intangibles totaled $14,211 and 16,846 at the three-month periods ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, future amortization expenses are as follows:

2025	56,846
2026	56,846
2027	75,596
2028	11,846
2029 and Thereafter	149,070
350,203

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

There was no impairment loss recognized during the three-month periods ending March 31, 2024 and 2023, respectively.

Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

At March 31, 2024 and December 31, 2023, property and equipment were comprised of the following:

	March 31, 2024	December 31, 2023

Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(2,907)	(2,511)
Total Property and Equipment, Net	$5,021	$5,417

Depreciation expense amounted to $396 for both the three-month periods ended March 31, 2024, and 2023, respectively.

The estimated useful lives are as follows:

Tools, Machinery & Equipment	5 Years

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

NOTE 8 – LEASES (cont.)

At March 31, 2024 and December 31, 2023, right of use assets and liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
Assets:
ROU Assets	$421,550	$421,550
Accumulated Amortization	(42,197)	(34,412)
ROU Assets, Net	379,352	387,138

Liabilities
Current:
Operating Lease Liabilities	$31,381	26,527
Non-Current
Operating Lease Liabilities	348,498	$359,738

		For the Three Months Ended March 31,

	Expense Classification	2024	2023
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$7,785	$7,267
Accretion of Operating Lease Liabilities	General and Administrative	9,597	10,115
Total Operating Lease Expenses		$17,382	$17,382

Other information related to leases is as follows:		As of	As of
		March 31,	December 31,
		2024	2023

Weighted-Average Remaining Lease Term: Operating Leases (in years)		3.10	3.13

Weighted-Average Discount Rate: Operating Leases		10.00%	10.00%

NOTE 8 – LEASES (cont.)

As of March 31, 2024, remaining maturities of lease liabilities were as follows:

2025	51,492
2026	69,492
2027	87,492
2028	45,492
2029 and Thereafter	448,841
Total Lease Payments	702,809
Less Imputed Interest	(322,931)
Present Value of Lease Liabilities	379,878

NOTE 9 – NOTE PAYABLE – RELATED PARTY

As of March 31, 2024 and December 31, 2023, the amount outstanding of non-convertible Note Payable to related parties amount to:

	March 31, 2024	December 31, 2023

Gross Principal Value of Note Payable – Related Party	$-	$1,681,755
Unamortized Loan Discounts	-	-
Total Note Payable – Related Party, Net	$-	$1,681,755

As of March 31, 2024 this note will no longer be required to be classified as related party, as effective the date of our business combination on October 31, 2023, the Manager of Westside Advisors LLC was no longer was an officer of the Company.

NOTE 10 – NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, notes payable amounted to:

	March 31, 2024	December 31, 2023

Notes Payable – Round A – Westside Advisors	$1,681,755	$-
Notes Payable – Round B	292,000	250,000
MC Mining	14,000	20,000
T Sauve	150,000	-
White River Holdings Consultant	75,000	-
Total Notes Payable	$2,212,755	$270,000

As of March 31, 2024, remaining maturities of notes payable were as follows:

2025	489,000
2026	1,723,755
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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

NOTE 12 – RELATED PARTY TRANSACTIONS (cont.)

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

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of the business combination, the services agreement terminated. As of March 31, 2024 and December 31, 2023, $120,000 is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of March 31, 2024 and December 31, 2023, $261,243 is outstanding for both periods.

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

NOTE 13 – WARRANTS (cont.)

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note remains outstanding, and the warrants were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $1,681,755 at both March 31, 2024 and December 31, 2023, respectively.

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

On September 10, 2024, the Company entered into a royalty and unit purchase agreement and assignment agreement with eko Solutions LLC (“eko”) that provided the Company with certain royalty rights originating from a Commercialization Agreement that was previously signed between Heliponix LLC (“ANU”) and eko on June 18, 2024, which granted to eko revenue sharing and royalty rights to seed pod sales produced by ANU.  The Company also received assignment of Class B units in ANU resulting from a previously-executed Equity Award Agreement dated June 10, 2024, whereby ANU issued to eko 6,100 Class B Units.

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

Results of Operations

Our total operating revenues for the three months ended March 31, 2024 and 2023, were $162,100 and $134,904, respectively. The increase was primarily due to an increase in RMC Environmental Services additional volume.

Our total cost of revenues for the three months ended March 31, 2024 and 2023, were $2,693 and $3,334, respectively. The nominal decrease was primarily due to a decrease in fuel used for operations.

Total operating expenses for the three months ended March 31, 2024 and 2023, were $145,610 and $208,774, respectively. The decrease was primarily due to lower professional fees.

Total other income and expenses for the three months ended March 31, 2024 and 2023, $139,959 of other income and $203,456 of other expenses, respectively. The primary reasons for the increase were due to a positive gain on warrant fair value adjustment and less interest expense.

Total net income (loss) for the three months ended March 31, 2024 and 2023, $153,756 of net income and $280,660 of net loss, respectively.

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

With respect to the period ending March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2024, the Company’s management, including its Chief Executive Office and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101 attachments).

 ________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	December 4, 2024

By:	/s/ Kirk P. Taylor
Name:	Kirk P. Taylor
Title:	Chief Financial Officer
Date:	December 4, 2024

