Form 10-Q/A
period 2024-06-30
Royalty Management Holding Corp
filed 2024-12-04
CIK 1843656

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

EXPLANATORY NOTE

Royalty Management Holding Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10Q/A”) for the six-month period ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2024 (the “Original Filing”), to restate certain information in the Company’s previously issued condensed consolidated financial statements and related disclosures for the three and six month period ended June 30, 2024. Concurrent with the filing of this Form 10-Q/A, the Company will be filing an amended Form 10-K for the year ended December 31, 2023 (originally filed with the SEC on April 16, 2024) and an amended Form 10-Q for the three-month period ended March 31, 2024 (originally filed with the SEC on May 24, 2024).

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2024	2023

ASSETS
Cash and Cash Equivalents	$39,133	$195,486
Accounts Receivable	164,080	70,323
Prepaid Insurance	26,710	-
Interest Receivable	197,664	124,727
Fee Income Receivable	346,990	309,787
Rental Income Receivable	2,500	-
Total Current Assets	777,076	700,322

Investments in Corporations and LLCs	10,233,126	10,230,434
Convertible Notes Receivable	1,430,000	1,400,000
Notes Receivable	285,267	235,267
Intangible Assets, Net	1,876,322	1,904,745
Restricted Cash	186,825	176,800
Tools, Machinery & Equipment, Net	4,625	5,417
Operating Lease Right-Of-Use Assets, Net	371,523	387,138
TOTAL ASSETS	$15,164,763	$15,040,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$381,243	$381,243
Accounts Payable	102,930	96,071
Current Portion of Operating Lease Liabilities	32,066	26,527
Current Portion of Notes Payable	483,000	20,000
Deferred Income	17,643	17,643
Accrued Expenses	466,782	818,645
Total Current Liabilities	1,483,664	1,360,129

Notes Payable – Related Party, Net	-	1,681,755
Operating Lease Liabilities	341,265	359,738
Notes Payable, Net of Current Portion	1,067,098	250,000
Fair Value Liability of Public Warrants	92,453	157,584
Fair Value Liability of Private Warrants	-	117,036
TOTAL LIABILITIES	2,984,480	3,926,241

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-

Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,954,504 and 14,270,761 shares issued and outstanding as of both June 30, 2024 and December 31, 2023, respectively	1,495	1,427

Additional Paid-In Capital	10,796,943	9,766,604

Retained Earnings	1,381,845	1,345,849

Total Stockholders’ Equity	12,180,284	11,113,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,164,763	$15,040,122

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Environmental Services	$228,100	$16,740	$364,120	$51,840
Fee Income	3,623	57,725	7,203	135,028
Rental Income	22,500	22,500	45,000	45,000
TOTAL REVENUE	254,223	96,965	416,323	231,868

Cost of Revenue	(13,380)	(2,107)	(16,072)	(5,441)

GROSS PROFIT	240,843	94,858	400,251	226,427

Intangibles Amortization Expense	(14,211)	(16,846)	(28,423)	(33,693)
Depreciation Expense	(396)	(396)	(793)	(793)
General and Administrative Expenses	(189,228)	(143,067)	(314,536)	(286,393)
Professional Fees	(171,906)	(676)	(177,601)	(48,882)
Total Operating Expenses	(375,742)	(160,986)	(521,352)	(369,760)

NET LOSS FROM OPERATIONS	(134,899)	(66,129)	(121,101)	(143,333)

OTHER INCOME (EXPENSE)
Interest Income	37,603	23,144	73,224	41,807
Income (Loss) from Investment	1,363	(1,579)	2,692	(3,096)
Gain on Warrant Fair Value Adjustment	21,012	-	182,167	-
Interest Expense	(42,839)	(227,755)	(100,986)	(448,357)
Total Other Income (Expense)	17,139	(206,190)	157,097	(409,646)

NET (LOSS) INCOME	(117,760)	(272,319)	35,996	(552,979)

Weighted Average Shares Outstanding, Basic and Diluted	14,954,504	6,891,051	14,954,504	6,891,051
Basic and Diluted Net Income Per Ordinary Share	$(0.01)	$(0.04)	$(0.00)	$(0.08)

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance December 31, 2022	6,890,281	$68,903	$12,369,697	$(2,766,749)	$9,671,851
Shares Issued for Services	770	8	4,992		5,000
Net Loss				(280,660)	(280,660)
Balance March 31, 2023	6,891,051	68,911	12,374,690	(3,047,409)	9,396,190
Warrants Issued with Convertible Notes			30,770		30,770
Net Loss				(272,319)	(272,319)
Balance June 30, 2023	6,891,051	68,911	12,405,460	(3,319,728)	9,154,642

Balance December 31, 2023	14,270,761	1,427	9,766,604	1,345,849	11,113,880
Shares Issued for Purchase of Debt	233,334	23	349,977		350,000
Net Income				153,756	153,756
Balance March 31, 2024	14,504,095	1,450	10,116,580	1,499,605	11,617,636
Shares Issued for Purchase of Debt	460,000	46	689,954		690,000
Share Buyback	(9,591)	(1)	(9,592)		(9,593)
Net Loss				(117,760)	(117,760)
Balance June 30, 2024	14,954,504	1,495	10,796,943	1,381,845	12,180,284

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ending June 30,	For the six months ending June 30,
Cash flows from Operating Activities:	2024	2023

Net Income (Loss)	$35,996	$(552,979)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operations
Amortization of Debt Discount	-	(58,215)
Amortization Expense of Right-of-Use Assets	2,682	(5,820)
Amortization of Intangibles	28,423	33,693
Depreciation Expense	793	793
Issuance of Common Shares for Service	-	35,770
Fair Value Adjustment of Public Warrants	(65,131)	-
Fair Value Adjustment of Private Warrants	(117,036)	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	(93,758)	53,260
Prepaid Insurance	(26,710)	-
Interest Receivable	(72,937)	(39,927)
Fee Income Receivable	(37,203)	(165,028)
Rental Income Receivable	(2,500)	-
Accounts Payable	6,859	-
Accrued Expenses	(351,864)	260,627
Net Cash Used in Operating Activities	(692,387)	(437,827)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	-	3,096
Withdrawal from Corporations and LLCs	(2,692)	-
Investments in Convertible Notes Receivable	(30,000)	(550,000)
Investments in Notes Receivable	(50,000)	-
Net Cash Used in Investing Activities	(82,692)	(546,904)

Cash Flows from Financing Activities:
Shares Buyback	(9,592)	-
Proceeds from Notes Payable	1,652,000	659,617
Payments on Notes Payable	(1,013,658)	(12,000)
Net Cash Provided by Financing Activities	628,750	647,617

Net Change in Cash	(146,328)	(337,113)
Cash – Beginning of Period	372,286	610,143
Cash – End of Period	$225,958	$273,030

Supplemental Information
Acquisition of Right-of-Use Assets for Lease Obligations	-	305,380
Shares Issued in Purchase of Debt	1,040,000	-
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

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

The Company’s financial statements subsidiaries include the accounts of the Company and the merged corporation RMC, and RMC’s wholly owned subsidiary RMC Environmental Services LLC (“RMC ES”) All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

At June 30, 2024 and December 31, 2023, RMC has $186,825 and $176,800, respectively, in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance for the periods ended June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$39,133	$195,486
Restricted Cash	186,825	176,800
Total Cash, Cash Equivalents, and Restricted Cash	$225,958	$372,286

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

Amortization expense of the debt discount for the convertible debt was $0 and $116,727, which was included in interest expense on the condensed consolidated statements of operations for the three-months ended June 30, 2024 and 2023, respectively.

Amortization expense of the debt discount for the convertible debt was $0 and $232,172, which was included in interest expense on the condensed consolidated statements of operations for the six-months ended June 30, 2024 and 2023, respectively.

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

Deferred revenue of $17,643 is recorded at both periods ended June 30, 2024 and 2023. This deferred revenue consists of an agreement with McCoy Elkhorn Coal LLC (“McCoy”). None of this deferred revenue was recognized during the three or six months ended September 30, 2024. It is expected that this will be recorded in the fourth quarter of 2024.

The following table disaggregates our revenue by major service line for the three months ended:

	June 30,	June 30,
	2024	2023
Environmental Services	$228,100	$16,740
Fee Income	3,623	57,725
Rental Income	22,500	22,500
Total Revenue	254,223	96,965

Investment Income	125	489
Notes Receivable Interest Income	37,478	22,655
Income (Loss) from Investment	1,363	(1,579)
Total Investment Income	38,966	21,565

The following table disaggregates our revenue by major service line for the six months ended:

	June 30,	June 30,
	2024	2023
Environmental Services	$364,120	$51,840
Fee Income	7,203	135,028
Rental Income	45,000	45,000
Total Revenue	416,323	231,868

Investment Income	287	1,880
Notes Receivable Interest Income	72,937	39,927
Income (Loss) from Investment	2,692	(3,096)
Total Investment Income	75,916	38,711

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of the six-month period ended June 30, 2024, the Company recognized interest and penalties related to any uncertain tax positions through its income tax expense.

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

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

FUB Mineral LLC	$609,421	$606,729
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,233,126	$10,230,434

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough income of $1,363 and loss of $1,579, for the three-month periods ended June 30, 2024 and 2023, respectively. The Company recorded passthrough income of $2,692 and loss of $3,096, for the six-month periods ended June 30, 2024 and 2023, respectively.

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

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Less: Accumulated Amortization	(106,898)	(78,475)
Total Intangible Assets	$1,876,322	$1,904,745

Amortization Expense Intangibles was $14,211 and $16,846 for the three-month periods ended June 30, 2024 and 2023, respectively. It was $28,423 and $33,693 for the six-month periods ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, future amortization expenses are as follows:

2025	56,846
2026	56,846
2027	64,346
2028	11,846
2029 and Thereafter	146,109
335,991

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

There was no impairment loss recognized during the three and six month periods ending June 30, 2024 and 2023, respectively.

Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

At June 30, 2024 and December 31, 2023, property and equipment were comprised of the following:

	June 30, 2024	December 31, 2023

Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(3,303)	(2,511)
Total Property and Equipment, Net	$4,625	$5,417

Depreciation expense amounted to $396 for both the three-month periods ended June 30, 2024, and 2023, respectively. It was $793 for both the six-month periods ended June 30, 2024 and 2023, respectively.

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

NOTE 8 – LEASES (cont.)

As of June 30, 2024 and 2023 right of use assets and liabilities were comprised of the following:

	June 30, 2024	December 31, 2023
Assets:
ROU Assets	$421,550	$421,550
Accumulated Amortization	(50,027)	(34,412)
ROU Assets, Net	371,522	387,138

Liabilities
Current:
Operating Lease Liabilities	$32,066	26,527
Non-Current
Operating Lease Liabilities	341,265	$359,738

		For the Three Months Ended June 30,
	Expense Classification	2024	2023
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$7,830	$7,499
Accretion of Operating Lease Liabilities	General and Administrative	9,552	9,883
Total Operating Lease Expenses		$17,382	$17,382

		For the Six Months Ended June 30,

	Expense Classification	2024	2023
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$15,615	$14,766
Accretion of Operating Lease Liabilities	General and Administrative	19,149	19,998
Total Operating Lease Expenses		$34,764	$34,764

NOTE 8 – LEASES (cont.)

Other information related to leases is as follows:

	As of	As of
	June 30,	December 31,
	2024	2023

Weighted-Average Remaining Lease Term: Operating Leases (in years)	3.07	3.13

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

As of June 30, 2024, remaining maturities of lease liabilities were as follows:

2025	54,492
2026	69,492
2027	81,492
2028	45,492
2029 and Thereafter	440,468
Total Lease Payment	691,436
Less Imputed Interest	(318,105)
Present Value of Lease Liabilities	373,331

NOTE 9 – NOTE PAYABLE – RELATED PARTY

As of June 30, 2024 and December 31, 2023, the amount outstanding of non-convertible Note Payable to related parties amount to:

	June 30, 2024	December 31, 2023

Gross Principal Value of Note Payable – Related Party	$-	$1,681,755
Unamortized Loan Discounts	-	-
Total Note Payable – Related Party, Net	$-	$1,681,755

As of first quarter 2024, this note will no longer be required to be classified as related party. At the effective date of our business combination on October 31, 2023, the Manager of Westside Advisors LLC was no longer an officer of the Company.

NOTE 10 – NOTES PAYABLE

As of June 30, 2024 and December 31, 2023, notes payable amounted to:

	June 30, 2024	December 31, 2023

Notes Payable – Round A – Westside Advisors	$1,010,098	$-
Notes Payable – Round B	307,000	250,000
MC Mining	8,000	20,000
T Sauve	150,000	-
White River Holdings Consultant	75,000	-
Total Notes Payable	$1,550,098	$270,000

As of June 30, 2024, remaining maturities of notes payable were as follows:

2025	483,000
2026	1,067,098
1,550,098

Notes Payable – Round A – Westside Advisors

The note payable bears a 10.0% annual interest rate, compounded calendar quarterly. Accrued interest of 22,924 and $310,507 was recorded at June 30, 2024 and December 31, 2023, respectively. The note was due two years from the date of issuance but was extended until June 30, 2026.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of the business combination, the services agreement terminated. As of June 30, 2024 and December 31, 2023, $120,000 is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of June 30, 2024 and December 31, 2023, $261,243 is outstanding for both periods.

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note remains outstanding, and the warrants were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 and $1,681,755 at June 30, 2024 and December 31, 2023, respectively.

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

Results of Operations

Our total operating revenues for the three and six months ended June 30, 2024, were $254,223 and 416,323, respectively and $96,965 and $231,868, respectively for the three and six months ended June 30, 2023. The increase was primarily due to an increase in RMC Environmental Services additional volume.

Our total cost of revenues for the three and six months ended June 30, 2024, were $13,380 and 16,072, respectively and $2,107 and $5,441, respectively for the three and six months ended June 30, 2023. The increase was primarily due to an increase in RMC Environmental Services additional volume.

Our total operating expenses for the three and six months ended June 30, 2024, were $375,742 and 521,352, respectively and $160,986 and $369,760, respectively for the three and six months ended June 30, 2023. The increase was primarily due to higher professional fees.

Total other income and expenses for the three and six months ended June 30, 2024, $17,139 and 157,097 of other income, respectively and $206,190 and $409,646 of other expenses, respectively for the three and six months ended June 30, 2023. The primary reasons for the increase were due to a positive gain on warrant fair value adjustment and less interest expense due to convertible debt being converted at time of business combination.

Total net income (loss) for the three and six months ended June 30, 2024, $117,760 of net loss and $35,996 of net income, respectively and $272,319 and $552,979 of net losses, respectively for the three and six months ended June 30, 2023.

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

With respect to the period ending June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2024, the Company’s management, including its Chief Executive Office and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Class A Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101 attachments).

________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 5, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

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

