Form 10-K
period 2024-12-31
Royalty Management Holding Corp
filed 2025-03-31
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year; $14,928,899.

There were 14,958,817 shares of the registrant's Common Stock outstanding on March 28, 2025.

ROYALTY MANAGEMENT HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Royalty Management Holding Corporation for the year ended December 31, 2024 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in tax laws; and the cost and effects of legal proceedings. You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions to identify these forward- looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS.

All references to “we,” “us,” “our,” “RMCO” “Royalty”, or the “Company” in this Annual Report on Form 10-K mean Royalty Management Holding Corporation.

We were a blank check company formed under the laws of the State of Delaware on January 20, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”). On October 31, 2023, we consummated a merger with Royalty Management Corporation, an Indiana corporation (“RMC”), whereby RMC became a wholly owned subsidiary of RMCO.  Through this combination, RMCO became a royalty company building shareholder value to benefit both its shareholders and communities by acquiring and developing high value assets in a variety of market environments. The model is to acquire and structure cashflow streams around assets that can support the communities by monetizing the current existing cash flow streams while identifying transitionary cash flow from the assets for the future. On March 20, 2025 we changed our state of incorporation from the State of Delaware to State of Florida.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common shares and warrants, are traded on The NASDAQ Capital Markets, LLC under the symbols “RMCO” and “RMCOW,” respectively. Upon our business combination, which became effective on October 31, 2023, our units commenced public trading on November 6, 2023. The following table sets forth information as reported by the Nasdaq Capital Markets for the high and low bid and ask prices for each of the eight quarters ending December 31, 2024 for our common stock.

	High	Low
Quarters ending in 2023
March 31	$10.74	$10.00
June 30	10.30	10.13
September 30	11.25	10.26
December 31	22.97	1.48

Quarters ending in 2024
March 31	$2.30	$1.10
June 30	1.59	0.70
September 30	1.12	0.74
December 31	1.28	0.86

Holders

As of December 31, 2024, there were 343 shareholders of record of our common stock.  This number includes one position at Cede & Co., which includes an unknown number of shareholders holding shares of 94,261.  The number of both shareholders of record and beneficial shareholders may change on a daily basis.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities and preferred shareholders. Our Board of Directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. We have not paid any dividends in the past and do not have any current plans to pay any dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Sales of Equity Securities

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At December 31, 2024 and 2023, there were 1,607,886 and 0, respectively, shares of preferred stock issued or outstanding.

Stock Warrants

During 4th quarter 2024, the Company issued 225,000 stock warrants for the Board of Directors compensation for 2024 and 2025.  The warrant provides the option to purchase up to a total of 225,000 Class A Common Stock at an average exercise price of 1.19 per share. The warrants expire three years after issuance.

During the period the warrants are outstanding, we will reserve from our authorized and unissued common stock a sufficient number of shares to provide for the issuance of shares of common stock underlying the warrants upon the exercise of the warrants. No fractional shares will be issued upon the exercise of the warrants. The warrants are not listed on any securities exchange. Except as otherwise provided within the warrant, the warrant holders have no rights or privileges as members of the Company until they exercise their warrants.

Use of Proceeds

None.

Repurchases

 On April 13, 2024, the Company’s Board of Directors voted unanimously to institute a stock repurchase program of Royalty Management Holding Corporation’s Class A Common Shares.  Under the program, stock purchases will occur either through open market purchases or through privately negotiated transactions, at prices determined by an officer of the Company.  Unless otherwise modified by the Board of Directors, the stock repurchase program terminates at the earlier of: (i) upon a total purchase of Two Million Dollars ($2,000,000) of Company Common Stock; (ii) Twenty-Four (24) months after the date of Board approval, or (iii) upon termination by action of the Board.  The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.

As of December 31, 2024, the Company has repurchased a total of 31,177 shares of Common Stock at an average price of $0.9201 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the one-year period ended December 31, 2024 and our capital resources and liquidity as of December 31, 2024. Use of the terms “RMCO,” the “Company,” “we,” “us” and “our” in this discussion refer to Royalty Management Holding Corporation and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last year, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

We are a blank check company incorporated in Delaware on January 20, 2021, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt. On March 20, 2025 we changed our state of incorporation from the State of Delaware to State of Florida.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 compared to Year Ended December 31, 2023.

Revenues.

Revenues for the years ended December 31, 2024 and 2023 were $807,089 and $488,520, respectively. The increase is due to increased volume for our environmental services subsidiary.

Expenses.

Total cost of revenues for the year ended December 31, 2024 and 2023 were $22,699 and $16,594, respectively. The increase is due to increased volume for our environmental services subsidiary.

Total Operating Expenses for the year ended December 31, 2024 and 2023 were $1,096,748 and $777,600, respectively. The main reason for the increase to operating expenses were due to additional public company listing fees in addition to professional fees to keep the company compliant.

Total Other Income and Expense for the year ended December 31, 2024 were other income of $198,097, mostly from interest income, income from investment in FUB Mineral which is accounted for on the equity method of accounting, the fair value adjustments of warrant liabilities, and interest expense.

Total Other Income and Expense for the year ended December 31, 2023 were other expense of $807,971. The increase was primarily due to a gain on fair value of warrants liabilities, an increase in interest income, and a decrease in interest expense due to all convertible notes being converted at time of business combination.

Financial Condition.

Total Assets as of December 31, 2024 and 2023 amounted to $15,040,664 and $15,040,123, respectively.  The increase in assets was due to an increase in accounts and interest receivables.

Total Liabilities as of December 31, 2024 and 2023 amounted to $1,414,940 and $3,926,243, respectively. The primary driver for the decrease in liability balance was the conversions of accrued wages and notes payable to preferred stock shares. See Note 12 for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary use of positive cash flow has been to fund corporate holding and public company costs.  As of December 31, 2024, the Company had retained earnings of $1,231,588. The Company has limited financial resources. As of December 31, 2024, the Company had a working capital deficit of $236,740, a cash balance of $114,138 and cash flow from operations totaling $690,443. Management believes that the Company has sufficient liquidity to meet its obligations through at least the first quarter of 2026.   In order to execute on its investment and growth plans, the Company will likely be required to raise additional proceeds, through the issuance of equity or debt securities. See Note 11 to the Company’s consolidated financial statements for more information on its Debt Facilities.

 OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of business combination, the services agreement terminated. As of the year ended December 31, 2024, $120,000, is accrued and owed under this agreement.

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including Management’s Discussion and Analysis of Financial Conditions and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief, expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely,” “would,” “could” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties including, without limitations, dependence on sales forecasts, changes in consumer demand, seasonality, impact of weather, competition, reliance on suppliers, risks inherent to international trade, changing retail trends, the loss or disruption of our manufacturing and distribution operations, cyber security breaches or disruption of our digital systems, fluctuations in foreign currency exchange rates, economic changes, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We assume no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company qualifies as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ROYALTY MANAGEMENT HOLDING COPRORATION

 December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Royalty Management Holding Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Management Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CM3 Advisory

CM3 Advisory (PCAOB ID 6866)

San Diego, California

March 28, 2025

We have served as the Company’s auditor since 2024.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2024	December 31, 2023
Cash and Cash Equivalents	$114,138	$195,486
Accounts Receivable	180,881	70,322
Prepaid Insurance	3,626	-
Interest Receivable	260,069	124,727
Fee Income Receivable	194,482	309,787
Total Current Assets	753,196	700,322

Investments in Corporations and LLCs	10,235,925	10,230,434
Convertible Notes Receivable	1,430,000	1,400,000
Notes Receivable	93,422	235,267
Due from Related Party	316	-
Intangible Assets, Net	1,972,899	1,904,745
Restricted Cash	195,350	176,800
Tools, Machinery & Equipment, Net	3,832	5,417
Operating Lease Right-Of-Use Assets, Net	355,724	387,138
TOTAL ASSETS	$15,040,664	$15,040,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$381,243	$381,243
Accounts Payable	105,326	96,071
Due to Related Party	1,500	-
Current Portion of Operating Lease Liabilities	33,490	26,527
Current Portion of Notes Payable	250,000	20,000
Deferred Income	-	17,643
Accrued Expenses	218,377	818,646
Total Current Liabilities	989,936	1,360,130

Notes Payable – Related Party, Net	-	1,681,755
Operating Lease Liabilities	326,248	359,738
Notes Payable, Net of Current Portion	-	250,000
Fair Value Liability of Public Warrants	98,756	157,584
Fair Value Liability of Private Warrants	-	117,036
TOTAL LIABILITIES	$1,414,940	$3,926,243

COMMITMENTS AND CONTINGENCIES (Note 17)	-	-

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of the years ended December 31, 2024 and 2023	-	-
Preferred Stock: $1.00 par value; 5,000,000 shares authorized, 1,607,886 and 0 shares issued and outstanding as of the years ended December 31, 2024 and 2023	1,607,886	-
Class A Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,958,817 and 14,270,761 shares issued and outstanding as of the years ended December 31, 2024 and 2023	1,496	1,427

Additional Paid-In Capital	10,784,754	9,766,604

Retained Earnings	1,231,588	1,345,849

Total Stockholders’ Equity	13,625,724	11,113,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,040,664	$15,040,123

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2024	December 31, 2023

Environmental Services	686,230	202,723
Fee Income	30,859	198,297
Rental Income	90,000	87,500
TOTAL REVENUE	807,089	488,520

Cost of Revenue	(22,699)	(16,594)

GROSS PROFIT	784,390	471,926

Intangibles Amortization Expense	(56,846)	(67,386)
Depreciation Expense	(1,586)	(1,586)
General and Administrative Expenses	(761,369)	(532,781)
Professional Fees	(276,947)	(136,322)
Impairment Loss	-	(39,525)
Total Operating Expenses	(1,096,748)	(777,600)

NET LOSS FROM OPERATIONS	(312,358)	(305,674)

OTHER INCOME (EXPENSE)
Interest Income	152,123	104,214
Income from Investment	5,491	13,147
Gain (Loss) on Warrant Fair Value Adjustment	175,864	(223,798)
Other Income	-	13,567
Interest Expense	(135,381)	(715,101)
Total Other Income (Expense)	198,097	(807,971)

NET LOSS	(114,261)	(1,113,645)

Weighted Average Shares Outstanding, Basic	14,958,817	14,270,761
Net Loss Per Share, Basic	$(0.01)	$(0.08)

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Retained
	Common Stock		Preferred	Stock	Additional Paid-In	Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance December 31, 2022	6,890,281	$68,903	-	-	$12,369,697	$(2,766,749)	$9,671,851
Shares Issued for Services	770	8			4,992		5,000
Shares Forfeited for Services	(3,080)	(31)			31		-
Shares Issued in Connection with Warrant and Note Conversions	539,736	54			2,949,720		2,949,774
Shares Issued for Deferred Underwriter Fee	350,000	35			3,499,965		3,500,000
Reverse Recapitalization on October 23, 2023	6,493,054	(67,542)			(9,088,571)	5,226,243	(3,929,870)
Warrants Issued with Convertible Notes					30,770		30,770
Net Loss						(1,113,645)	(1,113,645)
Balance December 31, 2023	14,270,761	$1,427			$9,766,604	$1,345,849	$11,113,880
Shares Issued for Purchase of Debt	693,334	69	1,110,053	1,110,053	1,039,931		2,150,053
Shares Issued for Services			497,833	497,833			497,833
Share Buyback	(31,177)	(3)			(28,684)		(28,687)
Stock Compensation - Warrants					6,906		6,906
Preferred Stock – Stock Dividends	25,899	3			(3)		-

Net Loss						(114,261)	(114,261)
Balance December 31, 2024	14,958,817	$1,496	1,607,886	$1,607,886	$10,784,754	$1,231,588	$13,625,724

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2024	December 31, 2023
Cash flows from Operating Activities:
Net Loss	$(114,261)	$(1,113,645)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations
Amortization of Debt Discount	-	30,770
Amortization Expense of Right-of-Use Assets	4,887	2,264
Amortization of Intangibles	56,846	75,227
Depreciation Expense	1,586	1,586
Issuance of Common Shares for Service	-	5,000
Issuance of Preferred Shares for Service	1,607,886	-
Stock Compensation - Warrants	6,906	-
Impairment Loss on Intangible Asset	-	39,525
Fair Value Adjustment of Public Warrants	(58,828)	157,584
Fair Value Adjustment of Private Warrants	(117,036)	117,036

Changes in Operating Assets and Liabilities:
Accounts Receivable	(110,558)	1,219
Prepaid Insurance	(3,626)	-
Interest Receivable	(135,343)	(101,833)
Fee Income Receivable	115,304	(258,297)
Due from Related Party	(316)	-
Accounts Payable – Related Party	-	381,243
Accounts Payable	9,255	96,071
Due to Related Party	1,500	-
Deferred Revenue	(17,643)	-
Accrued Expenses	(600,269)	329,373
Net Cash Provided by (Used in) Operating Activities	646,290	(236,877)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(5,491)	(13,147)
Investments in Convertible Notes Receivable	(30,000)	(800,000)
Withdrawal from Notes Receivable	141,845	100,000
Investments in Intangible Assets	(125,000)	(107,842)
Net Cash Used in Investing Activities	(18,646)	(820,989)

Cash Flows from Financing Activities
Payments on Reverse Capitalization	-	(3,929,870)
Proceeds from Deferred Underwriter Fee	-	3,500,000
Shares Buyback	(28,687)	-
Proceeds from Notes Payable	1,040,000	228,000
Payments on Notes Payable	(20,000)	-
Proceeds from Issuance of Convertible Notes	-	259,617
Payments on Convertible Notes	(1,681,755)	-
Proceeds from Convertible Note Conversion	-	762,262
Net Cash (Used in) Provided by Financing Activities	(690,442)	820,009

Net Change in Cash	(62,798)	(237,857)
Cash – Beginning of Year	372,286	610,143
Cash – End of Year	$309,488	$372,286

Supplemental Information
Discount on Convertible Notes	-	30,770
Notes Receivable	-	(100,000)
Intangible Assets		100,000
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING COPRORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2024 and 2023

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

Earnings Per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the average number of shares of common stock outstanding for the period and include the effect of any participating securities as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock warrants, if inclusion of these items is dilutive.

Related Party Policies

In accordance with ASC 850, “Related Parties” are defined as either an executive, director or nominee, greater than 10% beneficial owner, or an immediate family member of any of the proceeding. Transactions with related parties are reviewed and approved by the directors of the Company, as per internal policies.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Restricted Cash

At December 31, 2024 and 2023, RMC has $195,350 and $176,800, respectively in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the years ended December 31, 2024 and 2023.

	December 31,	December 31,
	2024	2023
Cash and Cash Equivalents	$114,138	$195,486
Restricted Cash	195,350	176,800
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$309,488	$372,286

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

We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. Allowance for credit losses amounted to $0 for both years ended December 31, 2024 and 2023.

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

There was no impairment loss recognized during the periods ending December 31, 2024 and 2023, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

All convertible notes outstanding were converted at the date of business combination on November 1, 2023. Principal and accrued interest were converted into common shares at $6.50 per share.

Amortization expense of the debt discount for the convertible debt of $0 and $351,460, which was included in interest expense of $135,381 and $715,101, for the years ended December 31, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” from services provided when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. The Company only has one reportable revenue segment. As of December 31, 2024, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

Deferred revenue of $17,643 was recorded at both years ended December 31, 2023 and 2022. This deferred revenue consisted of an agreement with McCoy Elkhorn Coal LLC (“McCoy”). Deferred revenue of $17,643 and $0, respectively was recognized during the years ended December 31, 2024 and 2023.

The following table disaggregates our revenue by major service line for the years ended:

	December 31,	December 31,
	2024	2023
Environmental Services	$686,230	$202,723
Fee Income	30,859	198,297
Rental Income	90,000	87,500
Total Revenue	807,089	488,519

Interest Income from Interest Bearing Accounts	567	2,381
Notes Receivable Interest Income	151,556	101,833
Income from Investment	5,491	13,147
Other Income	-	13,567
	157,614	130,928

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Stock-based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally 0 to 3 years) using the straight-line method.

Stock-based compensation to board members is accounted for under ASC 718, “Compensation-Stock Compensation”. Stock-based compensation expense related to stock awards granted to a board member is recognized based on the grant-date estimated fair values of the awards using the Black Scholes option pricing model (“Black Scholes”). The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. We adjust the expense for actual forfeitures as they occur. Stock-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of US treasury government bonds with a remaining term equal to the expected life of the option. Expected dividend yield is zero because the Company has never paid cash dividends on common shares.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. As of the year ended December 31, 2024, the Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the years ending December 31, 2024 and 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

In November of 2023, the FASB issued ASU 2023-07, “Segment Reporting 280: Improvements to Reportable Segment Disclosures”. ASU 2023-07 increases the disclosures about a public entity’s reportable segments. Under ASU 2023-07, a public entity would be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, annual disclosures about a reportable segment’s profit or loss and assets required by 280 in interim periods, any additional measures of a segment’s profit or loss used by the CODM to allocate resources, and the title and position of the CODM.

ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 allows for early adoption and requires retrospective adoption. The Company has adopted this guidance for the year ending December 31, 2024. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only.

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

NOTE 4 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023

FUB Mineral LLC	$612,220	$606,729
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,235,925	$10,230,434

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (“FUB”) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough activity of $5,491 and $13,147, for the years ended December 31, 2024 and 2023, respectively.

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

NOTE 5 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023

Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd.	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	400,000
Total Convertible Notes Receivable	$1,430,000	$1,400,000

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

NOTE 6 – NOTES RECEIVABLE

Notes receivable as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
McCoy Elkhorn Coal LLC	$-	$135,267
American Resources Corporation	43,422	100,000
T.R. Mining & Equipment Ltd.	50,000	-
Total Notes Receivable	$93,422	$235,267

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

American Resources Corporation

On July 31, 2022, the Company purchased certain payments that are owed to Texas Tech University (“TTU”) from American Resources Corporation for the agreement to participate in sponsored research services performed by TTU and agreed to assume responsibility for those payments.  The payments that were due to TTU amounted to $100,000 and the Company has since paid $56,578 of that amount so far on behalf of American Resources Corporation.  A note payable between the Company and ARC was created to reflect the assumption by the Company of these payments and the note pays interest of 7.0% interest rate, compounded quarterly.  The note originally matured on July 31, 2024, but was extended on July 30, 2024 to mature on July 31, 2026.  There are no collateral or guarantees. The operator of the technology is a related entity and is described more in Note 13.

T. R. Mining & Equipment Ltd.

On February 2, 2024, February 29, 2024, April 4, 2024, May 7, 2024, and June 14, 2024, the Company invested the amount of $10,000 each into T.R. Mining & Equipment Ltd. in the form of Promissory Notes and a royalty payable to the Company on all products and materials sold from the permit over the life of the permitted resource.  The Promissory Notes hold a 10.0% annual interest rate, compounded monthly, and matures on December 31, 2025. The Royalty Agreement provides the Company with a perpetual royalty of 10.0% of all sales of ores that are mined and sold from the permitted resource. The operator is a related entity and is described more in Note 13.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	-
Reelement Technologies Corporation	25,000	-
Less: Accumulated Amortization	(135,321)	(78,475)
Total Intangible Assets	$1,972,899	$1,904,745

Amortization expense - Intangible Assets totaled $56,846 and $67,386 for the years ended December 31, 2024 and 2023, respectively.

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of December 31, 2024. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

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

NOTE 7 – INTANGIBLE ASSETS (cont.)

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

Reelement Technologies Corporation

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of December 31, 2024, $25,000 has been invoiced and paid.

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

As of December 31, 2024, future amortization expense are as follows:

2025	56,846
2026	56,846
2027	41,846
2028	11,846
2029	11,846
Thereafter	128,340
307,570

NOTE 8 – PROPERTY AND EQUIPMENT

At December 31, 2024 and 2023, property and equipment were comprised of the following:

	December 31, 2024	December 31, 2023

Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(4,096)	(2,511)
Total Property and Equipment, Net	$3,832	$5,417

Depreciation expense amounted to $1,586 for both the years ended December 31, 2024, and 2023, respectively.

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

NOTE 9 – LEASES (cont.)

 As of December 31, 2024 and 2023 right of use assets and liabilities were comprised of the following:

	December 31, 2024	December 31, 2023
Assets:
ROU Assets	$421,550	$421,550
Accumulated Amortization	(65,826)	(34,412)
ROU Assets, Net	355,724	387,137

Liabilities
Current:
Operating Lease Liabilities	$33,490	26,527
Non-Current
Operating Lease Liabilities	326,248	$359,738

		For the Years Ended December 31,
	Expense Classification	2024	2023
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$31,414	$30,128
Accretion of Operating Lease Liabilities	General and Administrative	38,115	39,401
Total Operating Lease Expenses		$69,529	$69,529

Other information related to leases is as follows:	As of	As of
	December 31,	December 31,
	2024	2023

Weighted-Average Remaining Lease Term: Operating Leases (in Years)	3.02	3.13

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

As of December 31, 2024, remaining maturities of lease liabilities were as follows:

2025	69,492
2026	69,492
2027	69,492
2028	45,492
2029	45,492
Thereafter	365,730
Total Lease Payments	665,190
Less Imputed Interest	(305,452)
Present Value of Lease Liabilities	359,738

NOTE 10 –NOTE PAYABLE - RELATED PARTY

As of December 31, 2024 and 2023, the amount outstanding of non-convertible Note Payable to related parties amounted to:

	December 31, 2024	December 31, 2023

Gross Principal Value of Note Payable – Related Party	$-	$1,681,755
Unamortized Loan Discounts	-	-
Total Note Payable – Related Party, Net	$-	$1,681,755

As of first quarter 2024, this note will no longer be required to be classified as related party. At the effective date of our business combination on October 31, 2023, the Manager of Westside Advisors LLC was no longer an officer of the Company.

NOTE 11 –NOTES PAYABLE

As of December 31, 2024 and 2023, notes payable amounted to:

	December 31, 2024	December 31, 2023

Notes Payable – Round B	$250,000	$250,000
MC Mining	-	20,000
Total Notes Payable	$250,000	$270,000

As of December 31, 2024, remaining maturities of notes payable were as follows:

2025	250,000
2026	-
2027	-
2028	-
2029 and Thereafter	-
250,000

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $32,470 and $5,712 was recorded at December 31, 2024 and 2023, respectively. The notes issued under Round B are due two years from the date of issuance. Due dates are in October 2025.

MC Mining

On April 1, 2022, the Company purchased the rights to receive rental income from a related party from property located in Pike County, Kentucky.  The rental income is $2,500 per month and the consideration paid by the Company to the seller was a total of $149,150, which represents $60,000 in cash to be paid to the seller in the form of 80% of the monthly rental income until the cash consideration is paid in full, plus the issuance of $89,150 worth of shares of the Company that will be valued at the same per common share value at the consummation of a transaction that results in the Company becoming publicly traded. Of the $60,000 in cash to be paid to the seller, $0 and $20,000 is outstanding at December 31, 2024 and 2023, respectively. There is no interest due on the unpaid portion of the monthly rental income.

 NOTE 12: STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At December 31, 2024 and 2023, there were 1,607,886 and 0, respectively, shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2024 and 2023, there were 14,958,817 and 14,270,761, respectively shares of Class A common stock issued and outstanding. On April 13, 2024, the Company’s Board of Directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its Class A common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.

Stock-based Compensation - Effective December 17, 2024, the Board of Directors of the Company adopted a board compensation plan. The plan provides for the allocation and issuance of stock warrants to directors of the Company for annual compensation for their services on the Company’s Board of Directors.

Total stock-based compensation expense for warrants to directors was $6,906 and $0 for the years ended December 31, 2024 and 2023, respectively, which was charged to general and administrative expense.

As of December 31, 2024 and 2023, the Company has $75,971 and $0, respectively, of unrecognized compensation cost related to unvested stock warrants granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of three years.

The following table summarizes the activity of our stock warrants for the year ended December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2023	-	$-	-	-
Granted	225,000	$1	2.96	$82,878
Forfeited or Expired
Exercised
Outstanding December 31, 2024	225,000	$1	2.96	$82,878
Exercisable (Vested) - December 31, 2024	225,000	$1	2.96	$82,878

NOTE 13: RELATED PARTY TRANSACTIONS

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

First Frontier Capital LLC

The Company may at times enter into financing agreements with First Frontier Capital LLC, an entity managed and beneficially owned by Thomas Sauve, Chief Executive Officer of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.”  On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Class A Common Stock of the Company.

T.R. Mining & Equipment Ltd.

The Company may at times enter into agreements with T. R. Mining & Equipment Ltd., an entity owned 51% by a subsidiary of American Resources Corporation.

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of business combination, the services agreement terminated. As of both years ended December 31, 2024 and 2023, $120,000, is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of both years ended December 31, 2024 and 2023, $261,243 is outstanding.

NOTE 14: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $23,662 and $225,248 at December 31, 2024 and 2023, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $435,983 and $412,321 at December 31, 2024 and 2023, respectively, which was fully reserved. The net operating loss carryforwards for year 2022 begin to expire in 2042. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance reflect the impact of the tax law.

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2024.

NOTE 15: WARRANTS

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

NOTE 15: WARRANTS (cont.)

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

In addition, if (a) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (c) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 15: WARRANTS (cont.)

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

 The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	2024	2023
Expected Dividend Yield	0.00%	0.00%
Expected Volatility	60.00%	1.55%
Risk-Free Rate	5.15%	4.27%
Expected Life of Warrants	1.25	1.72

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2023	5,252,990	$-	4.83	$157,584
Exercisable (Vested) - December 31, 2023	5,252,990	$-	4.83	$157,584

Outstanding December 31, 2024	5,252,990	$-	3.83	$98,756
Exercisable (Vested) - December 31, 2024	5,252,990	$-	3.83	$98,756

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2023	3,901,201	$0.03	4.83	$117,036
Exercisable (Vested) - December 31, 2023	3,901,201	$0.03	4.83	$117,036

Outstanding December 31, 2024	3,901,201	$0.03	3.83	$0
Exercisable (Vested) - December 31, 2024	3,901,201	$0.03	3.83	$0

NOTE 16: FAIR VALUE MEASUREMENTS

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note and the warrants were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 and $1,681,755 at the years ended December 31 2024, and 2023, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Liabilities:
Warrant Liability – Public Warrants	3	98,756	157,584
Warrant Liability – Private Warrants	3	-	117,036

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2024 and 2023 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

NOTE 16: FAIR VALUE MEASUREMENTS (cont.)

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

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2023	$101,431	$110,182	$211,613
Change in Valuation Inputs or Other Assumptions	15,605	47,402	63,007
Fair Value as of December 31, 2023	117,036	157,584	274,620

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2024	$117,036	$157,584	$274,620
Change in Valuation Inputs or Other Assumptions	(117,036)	(58,828)	(175,864)
Fair Value as of December 31, 2024	-	98,756	98,756

NOTE 17: COMMITMENTS AND CONTINGENCIES

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

NOTE 18: SEGMENT REPORT

The Company operates and evaluates its business as a single reportable segment. This segment invests or purchases assets that have near and medium-term income potential to provide the Company with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. This single segment is identified because it engages in business activities in which it generates revenues and expenses, its performance is reviewed by the Company’s Chief Executive Officer who is the chief operating decision maker (“CODM”), and it has distinct financial information available. The CODM assesses performance of the reportable segment and decides how to allocate resources based on consolidated net income, which is also reported on the consolidated statements of operations. The CODM uses this information to compare actual results against expectations in assessing the performance of the segment. The Company’s long-lived assets and its revenues are located in the United States. The accounting policies of the reportable segment are the same as those described in Note 2. The total segment assets are the same as the consolidated total assets reported on the consolidated balance sheets. Refer to the consolidated statements of operations for the details of this reportable segment.

NOTE 19: SUBSEQUENT EVENTS

On January 13, 2025, the Company entered into a stock purchase agreement with a shareholder to purchase a total of 161,875 shares of Common Stock at a Purchase Price of $121,406, paid in regular payments of $10,000 per month over the next twelve months with a final payment of $11,406.

On March 1, 2025, the Company and American Resources Corporation negotiated the settlement of the full amount $381,243 that is payable by the Company to American Resources Corporation for the issuance of 381,243 shares of Series A Preferred Stock in the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 12a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply is judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, due to the weaknesses in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. GAAP.

As of December 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2024:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements, resulting in the need for adjustments.

The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2024, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2024 that have materially affected the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors as of December 31, 2024:

Name	Age	Positions

Julie Griffith	68	Independent Director
Josh Hawes	39	Independent Director, Chairman of the Board of Directors
Roy Smith	58	Independent Director
William Kincaid	47	Independent Director
Kirk P. Taylor	45	Chief Financial Officer
Thomas M. Sauve	45	Director/Chief Executive Officer

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

Thomas M. Sauve, Director/Chief Executive Officer, has over 12 years leading and managing mining operations and over 15 years investing, restructuring and building businesses. Having managed the due diligence process and closing, staffing and ramp up of three acquisitions in twelve months, he has a history of successfully identifying mining operations that have the ability to meet the company’s model of cost cutting and efficiency. As President of American Resources Corporation (Nasdaq: AREC) since 2015, Mr. Sauve has successfully integrated 8 acquisitions into a streamlined operating model.

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

Josh Hawes, Director/Chairman of the Board, brings over 15+ years of leadership experience, specializing in commodities, buy-side/sell-side investments, and advanced technologies, to assist RMHC with its capital markets plan and corporate strategy. He has a vast knowledge of capital markets integration with strategic vision and vertical integration. His prior experience includes chief strategy officer of USA Rare Earth, CEO of Delta1x and Hawking Alpha. Hawes holds licenses spanning commodities, investment banking, public, and private securities, including Series 3, 63, 65, 7, 79, 82, and SIE. As well, Josh holds several professional designations, such as Wharton Business School’s Corporate Governance program certificate, “Maximizing Your Effectiveness in the Boardroom,” and University of Cambridge Judge Business School, “Circular Economy and Sustainability Strategies.” He is also holder of the Chartered Market Technician, Certified Hedge Fund Professional, and Qualified Family Office Professional. A Wireless Software Engineering graduate from Auburn University.

Roy Smith, Director, has had an extensive career in the financial services industry with a focus on publicly traded small and mid-capitalized companies. His expertise includes portfolio equity management, capital markets, institutional equity sales and trading, and investment banking with experience underwriting both equity and debt. Roy is currently a Managing Director at MZ Group, a firm that provides full-scale investor relations to both private and public companies across all industries.  Prior to joining MZ, Roy was a Principal at Class VI Capital-New River Fund. New River is a Long/Short US equity strategy investing in small and mid-capitalized companies. Prior to Class VI, he was a Portfolio Manager with Bardin Hill Investment Partners (formerly Halcyon Asset Management), Friess Associates – The Brandywine Funds, and Pequot Capital. Roy’s investment history is characterized as a broadly diversified approach by the number of portfolio positions and sectors. With an emphasis on management execution, Roy has developed many relationships with public company management teams and has a unique perspective as to how institutional investors evaluate public companies and interpret their external communications. Roy is a graduate of Syracuse University with degrees in Finance and Marketing and is involved with several philanthropic organizations.

Ben Kincaid, Director, joined ReElement Technologies Corporation after a career as a U.S. Diplomat serving and leading teams in multiple countries in Africa, the Middle East, and South Asia.  Ben spent the last several years living and working throughout Africa, supporting strategic national security imperatives in partnership with several African nations. Working across the U.S. interagency and with senior foreign officials, Ben drove partnered approaches to America's most pressing national security challenges, and in some of the world's most troubled places. Consistently chosen to lead teams in challenging environments, Ben served the entirety of his national security service career in the field.  Ben is also a leadership advisor with Allegro Group, a talent and leadership transformation company.  Ben lives with his wife and daughter in Santo Domingo, where his wife is currently posted to the U.S. Embassy.  He holds a BA in International Studies and Political Science from Virginia Military Institute and an MA in Latin American Studies from Georgetown University.  Ben speaks French, Spanish, and Pashto.

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

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect that our Board of Directors will determine that Griffith, Hawes, Smith, and Kincaid are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Julie Griffith, Roy Smith, and Ben Kincaid, serve as members of our audit committee, and Julie Griffith is chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Griffith, Smith, and Kincaid, meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

Julie Griffith, Roy Smith, and Ben Kincaid serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. All our members are independent, and Roy Smith is chair of the compensation committee.

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

Director Nominations

Julie Griffith, Roy Smith, and Ben Kincaid serve as members of our nomination committee. Under the Nasdaq listing standards and applicable SEC rules, we are not required to have this committee. All of our members are independent, and Ben Kincaid is chair of the nomination committee. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees.

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

Table of Committees and participating directors

	Audit Committee	Nominating Committee	Compensation Committee

Julie Griffith	X (Chairwoman)	X	X
Josh Hawes
Roy Smith	X	X	X (Chairman)
Ben Kincaid	X	X (Chairman)	X
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

18

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2024 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2024, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer and Director Compensation

Overview

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have opted to comply with the scaled disclosure requirements applicable to emerging growth companies.

The named executive officer and director compensation described in this section discusses our 2024 compensation programs. This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations and determinations regarding future compensation programs.

Executive and Director Compensation

The Company’s Board of Directors, with input from our Chief Executive Officer, has historically determined the compensation for our named executive officers. Our named executive officers for the fiscal year ended December 31, 2024, which consist of our principal executive officer and the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2024, are:

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

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Thomas M. Sauve, Chief Executive Officer, Director (1)	2024	$100,000	-0-	8,310	-0-	-0-	-0-	$108,310
	2023	$165,000	-0-	-0-	-0-	-0-	-0-	$165,000

Kirk P. Taylor, Chief Financial Officer	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Julie Griffith, Director (2)	2024	-0-	-0-	9,476	-0-	-0-	-0-	9,476
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Josh Hawes, Director (3)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Roy Smith, Director (4)	2024	-0-	-0-	9,476	-0-	-0-	-0-	9,476
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ben Kincaid, Director (5)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Gary Ehlebracht, Director (6)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Hasler, Director (7)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark Laverghetta, Director (8)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	15,000	-0-	-0-	-0-	-0-	-0-	15,000

Peter Rodriguez, Director (9)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	15,000	-0-	-0-	-0-	-0-	-0-	15,000

Benjamin Wrightsman, Director (10)	2024	-0-	-0-	9,403	-0-	-0-	-0-	9,403
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

20

(1)

Thomas Sauve was appointed a Director of the Company prior to October 31, 2023. 2024 accrued compensation of $100,000 was converted to preferred stock on September 1, 2024 and December 31, 2024. The value of the stock warrants in Column (d) represents amortized book value of warrants valued using the Black-Scholes Options Pricing Model and does not represent the actual cash value of the warrants to the warrant holder. During 2024, 25,000 stock warrants were issued for board service. 2023 compensation of $150,000 was converted to preferred stock on September 1, 2024. 2023 Board compensation of $15,000 was also converted to preferred stock on September 1, 2024.

(2)

Julie Griffith was appointed as a director on October 31, 2023, as part of the Business Combination. The value of the stock warrants in Column (d) represents amortized book value of warrants valued using the Black-Scholes Options Pricing Model and does not represent the actual cash value of the warrants to the warrant holder. During 2024, 25,000 stock warrants were issued for board service.

(3)	Josh Hawes was appointed as a director on November 25, 2024.

(4)

Roy Smith was appointed as a director on February 12, 2024. The value of the stock warrants in Column (d) represents amortized book value of warrants valued using the Black-Scholes Options Pricing Model and does not represent the actual cash value of the warrants to the warrant holder. During 2024, 25,000 stock warrants were issued for board service.

(5)	Ben Kincaid was appointed as a director on November 25, 2024.

(6)	Gary Ehlebracht was appointed as a director at the Company’s inception on January 10, 2021. His board service ended on February 7, 2024.

(7)	Daniel Hasler was appointed as a director at the Company’s inception on January 10, 2021. His board service ended on February 7, 2024.

(8)

Mark Laverghetta was appointed as a director of Royalty Management Corporation, the wholly owned subsidiary of the Company, at its inception on June 21, 2021. $15,000 of board comp was accrued and later converted to preferred stock of the Company on October 16, 2024. His board service ended on October 31, 2023.

(9)

Peter Rodriguez was appointed as a director of Royalty Management Corporation, the wholly owned subsidiary of the Company, at its inception on June 21, 2021. $15,000 of board comp was accrued and later converted to preferred stock of the Company on October 16, 2024. His board service ended on October 31, 2023.

(10)

Benjamin Wrightsman was appointed as a director on February 12, 2024. The value of the stock warrants in Column (d) represents amortized book value of warrants valued using the Black-Scholes Options Pricing Model and does not represent the actual cash value of the warrants to the warrant holder. During 2024, 25,000 stock warrants were issued for board service. His board service ended on November 25, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At December 31, 2024, we had 14,958,817 shares of common stock issued and outstanding. Voting power represents the voting power of common stock owned beneficially by such person. On all matters to be voted upon, the holders of the common stock vote together as a single class. Except as otherwise set forth below, the following table sets forth information known to us as of December 31, 2024 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each director and nominee;
●	each named executive officer; and
●	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 12115 Visionary Way, Suite 174, Fishers IN 40638. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him or her (or certain persons whose ownership is attributed to him or her) and that can be acquired by him or her within 60 days from December 31, 2024, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	%
Directors and Named Executive Officers of the Company
Thomas Sauve, Chief Executive Officer and Director(3)	1,204,708	8.04%
Kirk Taylor, Chief Financial Officer(4)	1,420,108	9.47%
Julie Griffith, Independent Director	376	* %
Josh Hawes, Independent Director	1,503	* %
Roy Smith, Independent Director	-0-	* %
Ben Kincaid, Independent Director	376	* %
All Directors and Executive Officers of the Company as a Group (6 Individuals)	2,627,071	17.53%
All
Five Percent Holders
White River Holdings LLC(5)	1,106,886	7.38%
Homewood Holdings LLC (6)	1,052,377	7.02%
Midwest General Investment Company LLC(7)	1,000,472	6.67%
White River Ventures LLC(8)	855,196	5.71%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following individuals is c/o Royalty Management Holding Corporation, 12115 Visionary Way, Suite 174, Fishers, IN 46038.
(2)	Excludes shares issuable pursuant to any warrants outstanding.
(3)	Owned through First Frontier Capital LLC, of which Thomas Sauve is manager and a beneficial owner.
(4)	Owned through Liberty Hill Capital Management LLC, of which Kirk Taylor is manager and a beneficial owner.
(5)	Managed by former management of the Company that resigned on October 31, 2023 as part of the Business Combination.
(6)	Beneficial owner is Mark LaVerghetta.
(7)	Manager of entity is Mark Jensen. Entity is owned by trust which certain members of the Sauve family are beneficiaries.
(8)	Manager of entity is Thomas Sauve. Entity is owned by trust which certain members of the Jensen family are beneficiaries.

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

First Frontier Capital LLC

The Company may at times enter into financing agreements with First Frontier Capital LLC, an entity managed and beneficially owned by Thomas Sauve, Chief Executive Officer of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.”  On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Class A Common Stock of the Company.

T.R. Mining & Equipment Ltd.

The Company may at times enter into agreements with T. R. Mining & Equipment Ltd., an entity owned 51% by a subsidiary of American Resources Corporation.

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of business combination, the services agreement terminated. As of both years ended December 31, 2024 and 2023, $120,000, is accrued and owed under this agreement.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of both years ended December 31, 2024 and 2023, $261,243 is outstanding.

Director Independence

Each of Julie Griffith, Josh Hawes, Roy Smith, and Ben Kincaid, the directors of the Company at December 31, 2024, are independent directors as defined by the NASDAQ Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

CM3 Advisory (PCAOB ID: 6866), services as the Company’s independent registered public accounting firm.

B.F. Borgers CPA, PC (PCAOB ID: 5041), served as the Company’s independent registered public accounting firm during 2023.

The following is a summary of fees paid or to be paid to CM3 Advisory during 2024 and B.F. Borgers CPA, PC, or B.F. Borgers, for 2023.

	2024	2023
Audit Fees	$107,000	46,000
Audit-Related Fees	$-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$107,000	46,000

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

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation
3.2 (2)	Amended & Restated Certificate of Incorporation
3.3 (1)	By-Laws
4.1 (1)	Specimen Unit Certificate
4.2 (1)	Specimen Class A Common Stock Certificate
4.3 (1)	Specimen Warrant Certificate
4.4 (1)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
10.1 (2)	Letter Agreement, dated March 17, 2021, by and among Registrant and its officers, directors, and Sponsors
10.2 (2)	Investment Management Trust Agreement, dated March 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC
10.3 (2)	Registration Rights Agreement, dated March 17, 2021, by and among the Registrant and certain security holders
10.4 (2)	Administrative Support Agreement, dated March 17, 2021, by and between the Registrant and the American Resources Corporation
10.5 (2)	Private Placement Warrants Subscription Agreement, dated March 17, 2021, by and between the Registrant and the Sponsor
10.6 (2)	Representative Share Purchase Letter Agreement, dated March 16, 2021, by and between Registrant, Kingswood Capital Markets, divisions of Benchmark Investments Inc., and certain designees
10.7 (1)	Promissory Note issued to Sponsor
10.8 (1)	Form of Indemnity Agreement
10.9 (1)	Form of Securities Subscription Agreement between the Registrant and American Opportunity Ventures LLC
14.1 (1)	Form of Code of Ethics
14.2	Insider Trading Policy
21.1	Subsidiaries of Registrant
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s annual report on Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101 attachments).

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

ROYALTY MANAGEMENT HOLDING CORPORATION

Date: March 28, 2025	By:	/s/ Thomas M. Sauve
Thomas M. Sauve, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Julie Griffith	Director	March 28, 2025
Julie Griffith

/s/ Josh Hawes	Director, Chairman of the Board	March 28, 2025
Josh Hawes

/s/ Roy Smith	Director	March 28, 2025
Roy Smith

/s/ Ben Kincaid	Director	March 28, 2025
Ben Kincaid

/s/ Thomas M. Sauve	Chief Executive Officer/ Director (Principal Executive Officer and the	March 28, 2025
Thomas M. Sauve	Registrant’s authorized signatory in the United Sates)

/s/ Kirk P. Taylor	Chief Financial Officer	March 28, 2025
Kirk P. Taylor	(Principal Financial and Accounting Officer)

