Form 10-K/A
period 2024-12-31
Royalty Management Holding Corp
filed 2025-04-15
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year; $14,928,899.

There were 14,958,817 shares of the registrant's Common Stock outstanding on April 15, 2025.

EXPLANATORY NOTE

Royalty Management Holding Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission on March 28, 2024, primarily for the purpose of including the compensation clawback policy, effective December 1, 2023 in exhibit 97.1.

Except as set forth above and for updated certifications and signature page, the information herein speaks only as of the original filing date and no further updates have been made.

2

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

19

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

21

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

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation
3.2 (2)	Amended & Restated Certificate of Incorporation
3.3 (1)	By-Laws
4.1 (1)	Specimen Unit Certificate
4.2 (1)	Specimen Class A Common Stock Certificate
4.3 (1)	Specimen Warrant Certificate
4.4 (1)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
10.1 (2)	Letter Agreement, dated March 17, 2021, by and among Registrant and its officers, directors, and Sponsors
10.2 (2)	Investment Management Trust Agreement, dated March 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC
10.3 (2)	Registration Rights Agreement, dated March 17, 2021, by and among the Registrant and certain security holders
10.4 (2)	Administrative Support Agreement, dated March 17, 2021, by and between the Registrant and the American Resources Corporation
10.5 (2)	Private Placement Warrants Subscription Agreement, dated March 17, 2021, by and between the Registrant and the Sponsor
10.6 (2)	Representative Share Purchase Letter Agreement, dated March 16, 2021, by and between Registrant, Kingswood Capital Markets, divisions of Benchmark Investments Inc., and certain designees
10.7 (1)	Promissory Note issued to Sponsor
10.8 (1)	Form of Indemnity Agreement
10.9 (1)	Form of Securities Subscription Agreement between the Registrant and American Opportunity Ventures LLC
14.1 (1)	Form of Code of Ethics
14.2	Insider Trading Policy
21.1	Subsidiaries of Registrant
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Compensation Clawback Policy*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s annual report on Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101 attachments).

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

ROYALTY MANAGEMENT HOLDING CORPORATION

Date: April 15, 2025	By:	/s/ Thomas M. Sauve
Thomas M. Sauve, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Julie Griffith	Director	April 15, 2025
Julie Griffith

/s/ Josh Hawes	Director, Chairman of the Board	April 15, 2025
Josh Hawes

/s/ Roy Smith	Director	April 15, 2025
Roy Smith

/s/ Ben Kincaid	Director	April 15, 2025
Ben Kincaid

/s/ Thomas M. Sauve	Chief Executive Officer/ Director (Principal Executive Officer and the	April 15, 2025
Thomas M. Sauve	Registrant’s authorized signatory in the United Sates)

/s/ Kirk P. Taylor	Chief Financial Officer	April 15, 2025
Kirk P. Taylor	(Principal Financial and Accounting Officer)

