Form 10-Q
period 2025-03-31
Royalty Management Holding Corp
filed 2025-05-14
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40233

ROYALTY MANAGEMENT HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Florida	86-1599759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 14, 2025, 14,938,128 shares of common stock, par value $0.0001 per share were issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described in the section titled “Risk Factors” in the 2024 10-K, filed March 28, 2025, and as further updated in this Report under Part II. Item 1A. “Risk Factors,” and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2025	2024

ASSETS
Cash	$132,539	$114,138
Accounts Receivable	810,793	180,881
Prepaid Insurance	-	3,626
Interest Receivable	297,550	260,069
Fee Income Receivable	211,872	194,482
Total Current Assets	1,452,754	753,196

Investments in Corporations and LLCs	10,238,148	10,235,925
Convertible Notes Receivable	1,430,000	1,430,000
Notes Receivable	96,922	93,422
Due from Related Party	316	316
Intangible Assets, Net	1,958,688	1,972,899
Restricted Cash	195,350	195,350
Tools, Machinery & Equipment, Net	3,435	3,832
Operating Lease Right-Of-Use Assets, Net	347,652	355,724

TOTAL ASSETS	$15,723,265	$15,040,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$-	$381,243
Accounts Payable	784,451	105,326
Due to Related Party	-	1,500
Current Portion of Operating Lease Liabilities	34,334	33,490
Notes Payable	250,000	250,000
Accrued Expenses	257,300	218,377
Total Current Liabilities	1,326,085	989,936

Operating Lease Liabilities, Net of Current Portion	336,491	326,248
Fair Value Liability of Public Warrants	79,320	98,756
Fair Value Liability of Private Warrants	-	-

TOTAL LIABILITIES	1,741,896	1,414,940

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding for both March 31, 2025 and December 31, 2024	-	-
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 2,045,379 and 1,607,886 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,045,379	1,607,886
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,938,128 and 14,958,817 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,498	1,496
Treasury Stock: $0.0001 par value; 40,000 and 0 shares, respectively as of March 31, 2025 and December 31, 2024	(4)	-
Additional Paid-In Capital	10,761,663	10,784,754

Retained Earnings	1,172,833	1,231,588

Total Stockholders’ Equity	13,981,369	13,625,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,723,265	$15,040,664

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Environmental Services	898,334	136,020
Fee Income	2,389	3,580
Rental Income	22,500	22,500
TOTAL REVENUE	923,223	162,100

Cost of Revenue	(669,900)	(2,693)

GROSS PROFIT	253,323	159,407

Intangibles Amortization Expense	(14,211)	(14,211)
Depreciation Expense	(396)	(396)
General and Administrative Expenses	(208,733)	(125,308)
Professional Fees	(141,193)	(5,694)
Total Operating Expenses	(364,533)	(145,609)

NET (LOSS) INCOME FROM OPERATIONS	(111,210)	13,798

OTHER INCOME (EXPENSE)
Interest Income	37,759	35,621
Income From Investment	2,222	1,329
Gain on Warrant Fair Value Adjustment	19,436	161,155
Interest Expense	(6,962)	(58,147)
Total Other Income	52,455	139,958

NET (LOSS) INCOME	(58,755)	153,756

Weighted Average Shares Outstanding, Basic and Diluted	14,938,128	14,504,095
Basic and Diluted Net Income Per Ordinary Share	$0	$0.01

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Preferred Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance December 31, 2023	14,270,761	$1,427	-	-	$9,766,604	$1,345,849	$11,113,880
Shares Issued for Purchase of Debt	233,334	23			349,977		350,000
Net Income						153,756	153,756
Balance March 31, 2024	14,504,095	1,450	-	-	10,116,580	1,499,605	11,617,636

Balance December 31, 2024	14,958,817	1,496	1,607,886	1,607,886	10,784,754	1,231,588	13,625,724
Shares Issued for Purchase of Debt			381,243	381,243			381,243
Shares Issued for Services			56,250	56,250			56,250
Share Buyback	(40,000)	(4)			(29,996)		(30,000)
Stock Compensation - Warrants					6,907		6,907
Preferred Stock – Stock Dividends	19,311	2			(2)		-
Net Loss						(58,755)	(58,755)
Balance March 31, 2025	14,938,128	1,494	2,045,379	2,045,379	10,761,663	1,172,833	13,981,369

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss) Income	$(58,755)	$153,756
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operations
Amortization Expense of Operating Lease Right-of-Use Assets	19,159	1,399
Amortization of Intangibles	14,211	14,211
Depreciation Expense	396	396
Issuance of Common Shares for Service	-	350,000
Issuance of Preferred Shares for Service	56,250	-
Stock Compensation - Warrants	6,906	-
Fair Value Adjustment of Public Warrants	(19,436)	(44,119)
Fair Value Adjustment of Private Warrants	-	(117,036)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(629,912)	(67,259)
Prepaid Insurance	3,626	(30,159)
Interest Receivable	(37,481)	(35,459)
Fee Income Receivable	(17,389)	(18,580)
Accounts Payable – Related Party	(381,243)	-
Accounts Payable	679,125	(1,319)
Due to Related Party	(1,500)	-
Accrued Expenses	38,923	(491,140)
Net Cash Used in Operating Activities	(327,120)	(285,309)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(2,222)	(1,329)
Investments in Convertible Notes Receivable	-	(15,000)
Investments in Notes Receivable	(3,500)	(20,000)
Net Cash Used in Investing Activities	(5,722)	(36,329)

Cash Flows from Financing Activities:
Preferred Shares Issued for Purchase of Debt	381,243	-
Common Shares Repurchased	(30,000)	-
Payments on Notes Payable	-	(1,681,755)
Proceeds from Notes Payable	-	1,942,755
Net Cash Provided by Financing Activities	351,243	261,000

Net Change in Cash	18,401	(60,638)
Cash – Beginning of Period	309,488	372,286
Cash – Ending of Period	$327,889	$311,648

Supplemental Information
Reclassification of Debt from Related to Non-Related Party	-	1,681,755
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - NATURE OF OPERATIONS

American Acquisition Opportunity Inc was a blank check company organized on January 20, 2021 under the laws of the State of Delaware and effectuated its Business Combination with Royalty Management Corporation (“RMC”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation (“RMHC” or the “Company”).  On March 20, 2025, the Company changed its state of incorporation from the State of Delaware to State of Florida.  The Company’s business model is to invest or purchase assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. These assets typically are natural resources assets (including real estate and mining permits), patents, intellectual property, and emerging technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 as filed on March 28, 2025.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed the federally insured limit of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

At March 31, 2025 and December 31, 2024, RMC has $195,350 respectively, in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC. (“McCoy”), a subsidiary of American Resources Corporation, which is a related party.

The following table sets forth a reconciliation of cash and restricted cash reported in the condensed consolidated balance sheet for the periods ended March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
Cash and Cash Equivalents	$132,539	$114,138
Restricted Cash	195,350	195,350
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$327,889	$309,488

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

Allowance for credit losses as of March 31, 2025 and December 31, 2024 amounted to $0 for both periods.

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

There was no impairment loss recognized during the three-month periods ending March 31, 2025 and 2024, respectively.

Costs related to maintenance and repairs which do not prolong the asset’s useful life are expensed as incurred.

The estimated useful lives are as follows:

Tools, Machinery & Equipment	5 Years

Leases

The operating right-of-use assets (“ROU Asset”) is the Company’s right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The Company leases certain land and office space under noncancelable operating leases, typically with initial terms of 5 to 21 years.

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

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. The Company only has one reportable revenue segment. As of March 31, 2025, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

Deferred revenue of $17,643 is recorded at the year ended December 31, 2023, with $0 being recognized through March 31, 2024. Deferred revenue of $0 is recorded at the year ended December 31, 2024, with $0 being recognized through March 31, 2025. This deferred revenue consists of an agreement with McCoy.

The following table disaggregates our revenue by major service line for the three months ended:

	March 31,	March 31,
	2025	2024
Environmental Services	$898,334	$136,020
Fee Income	2,389	3,580
Rental Income	22,500	22,500
Total Revenue	923,223	162,100

Interest Income from Interest Bearing Accounts	278	162
Notes Receivable Interest Income	37,481	35,459
Income from Investment	2,222	1,329
	39,981	36,950

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

On December 17, 2024, the Board of Directors approved compensation to each Director in the amount of 25,000 warrants for each 2024 and 2025 board service, both at an exercise price of $1.00 per share, with a 3-year term, and such warrants will be issued immediately. Stock-based compensation to board members is accounted for under ASC 718, “Compensation-Stock Compensation”. Stock-based compensation expense related to stock awards granted to a board member is recognized based on the grant-date estimated fair values of the awards using the Black Scholes option pricing model (“Black Scholes”). The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. We adjust the expense for actual forfeitures as they occur. Stock-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

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

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company has recognized any interest and penalties related to any uncertain tax positions through its income tax expense.

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

The provision for income taxes was deemed to be de minimis for the three-month periods ending March 31, 2025 and 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

New Accounting Pronouncements

Management has determined that the impact of the following recent FASB pronouncements will not have a material impact on the financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
FUB Mineral LLC	$614,443	$612,220
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,238,148	$10,235,925

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange for 38.45% of the membership interest. The investment in FUB is accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough income of $2,222 and $1,329, for the three-month periods ended March 31, 2025 and 2024, respectively.

Ferrox Holdings Ltd.

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. ("Maxpro") to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. (“Ferrox”) that was owned by Maxpro. RMC has a 9.9% ownership interest in Ferrox. The investment in Ferrox is accounted for using the cost method of accounting. The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	430,000
Total Convertible Notes Receivable	$1,430,000	$1,430,000

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

Ferrox Holdings Ltd.

In March 2022 and September 2022, the Company made a series of investments totaling $250,000 into convertible debt of Ferrox.  The convertible debt holds a 7.0% annual interest rate, compounded annually, and is convertible into common stock of Ferrox at $0.15 per share.  The convertible debt is unsecured and has no guarantees.  As part of its investment in the convertible debt of Ferrox, the Company also received an additional 166,667 common shares of Ferrox at each of the five dates of investment that took place during March and September 2022, for a total 833,335 common shares.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE (cont.)

Advanced Magnetic Lab, Inc.

On December 21, 2022, Advanced Magnetic Lab, Inc. (“AML”) issued a Convertible Promissory Note to the Company in the amount of $250,000.  Additional Convertible Promissory Notes were subsequently issued by AML to the Company in the amount of $50,000 each on February 21, 2023, March 20, 2023, and May 5, 2023.  An additional Convertible Promissory Note issued in the amount of $15,000 on each March 20, 2024 and June 11, 2024. The Convertible Promissory Notes carry a 10.0% annual interest rate, compounded monthly, and has the ability to convert into common stock of AML at a rate of $1.50 per share, or repaid at maturity, which is twenty-four months after issuance.  The Convertible Promissory Notes are unsecured and have no guarantees.  Concurrently, the Company and AML entered into a royalty agreement on December 21, 2022, whereby the Company will receive between 0.5% and 1.5% of the sales revenue received from sales of product(s) developed by AML from the use of the proceeds from the Convertible Promissory Notes.

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
American Resources Corporation	$43,422	$43,422
T. R. Mining & Equipment Ltd.	53,500	50,000
Total Notes Receivable	$96,922	$93,422

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

T. R. Mining & Equipment Ltd.

On February 2, 2024 and February 29, 2024, April 4, 2024, May 7, 2024, and June 14, 2024, the Company invested the amount of $10,000 each into T.R. Mining & Equipment Ltd. in the form of Promissory Notes and a royalty payable to the Company on all products and materials sold from the permit over the life of the permitted resource.  On February 10, 2025 an additional $3,500 was invested. The Promissory Notes hold a 10.0% annual interest rate, compounded monthly, and matures on December 31, 2025. The Royalty Agreement provides the Company with a perpetual royalty of 10.0% of all sales of ores that are mined and sold from the permitted resource. The operator is a related entity and is described more in Note 11.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	100,000
Reelement Technologies Corporation	25,000	25,000
Less: Accumulated Amortization	(149,532)	(135,321)
Total Intangible Assets	$1,958,688	$1,972,899

Amortization expense – Intangible Assets totaled $14,211 at both the three-month periods ended March 31, 2025 and 2024.

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of March 31, 2025. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

NOTE 6 – INTANGIBLE ASSETS (cont.)

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

Coking Coal Leasing LLC

On April 15, 2022, the Company entered into a purchase agreement with ENCECo, Inc., (“ENCECo”) the sole owner and member of Coking Coal Leasing LLC (“CCL”), whereby the Company issued 236,974 shares of its Common Stock to ENCECo, Inc. for the purchase of the assets and interests in CCL. As part of this transaction, the Company, through CCL, purchased a contract to manage the electrical power account for a coal mining complex located in Perry County, Kentucky. The fee for managing this contract payable to the Company is $5,000 per month. The intangible will be treated as an indefinite lived asset as the ongoing monthly fees will continue as long as the permits remain.

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

Reelement Technologies Corporation

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of March 31, 2025, $25,000 has been invoiced and paid.

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

As of March 31, 2025, future amortization expenses are as follows:

Remainder of 2025	42,634
2026	56,846
2027	41,846
2028	11,846
2029	11,846
2030 and Thereafter	129,341
294,359

NOTE 7 – PROPERTY AND EQUIPMENT

At March 31, 2025 and December 31, 2024, property and equipment were comprised of the following:

	March 31, 2025	December 31, 2024
Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(4,493)	(4,096)
Total Property and Equipment, Net	$3,435	$3,832

Depreciation expense amounted to $396 for both the three-month periods ended March 31, 2025, and 2024, respectively.

NOTE 8 – LEASES

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

NOTE 8 – LEASES (cont.)

At March 31, 2025 and December 31, 2024, right of use assets and liabilities were comprised of the following:

	March 31, 2025	December 31, 2024
Assets:
ROU Assets	$421,550	$421,550
Accumulated Amortization	(73,898)	(65,826)
ROU Assets, Net	347,652	355,724

Liabilities
Current:
Operating Lease Liabilities	$34,334	33,490
Non-Current
Operating Lease Liabilities	336,491	$326,248

		For the Three Months Ended March 31,

	Expense Classification	2025	2024
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$8,072	$7,785
Accretion of Operating Lease Liabilities	General and Administrative	9,310	9,597
Total Operating Lease Expenses		$17,382	$17,382

Other information related to leases is as follows:	As of	As of
	March 31,	December 31,
	2025	2024
Weighted-Average Remaining Lease Term: Operating Leases (in Years)	3.06	3.02

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

NOTE 8 – LEASES (cont.)

As of March 31, 2025, remaining maturities of lease liabilities were as follows:

Remainder of 2025	52,119
2026	69,492
2027	69,492
2028	45,492
2029	45,492
2029 and Thereafter	365,730
Total Lease Payments	647,817
Less Imputed Interest	(276,992)
Present Value of Lease Liabilities	370,825

NOTE 9 – NOTES PAYABLE

As of March 31, 2025 and December 31, 2024, notes payable amounted to:

	March 31, 2025	December 31, 2024
Notes Payable – Round B	$250,000	$250,000
Total Notes Payable	$250,000	$250,000

As of March 31, 2025, remaining maturities of notes payable were as follows:

Remainder of 2025	250,000
250,000

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $39,431 and $32,470 was recorded at March 31, 2025 and December 31, 2024, respectively. The notes issued under Round B are due two years from the date of issuance. Due dates range from October 2025 through March 2026.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At March 31, 2025 and December 31, 2024, there were 2,045,379 and 1,607,886, respectively, shares of preferred stock issued or outstanding, with issuances of Series A Preferred Stock coming from conversions of debts and fees payable to Series A Preferred Stock.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 14,938,128 and 14,958,817, respectively shares of common stock issued and outstanding. On April 13, 2024, the Company’s Board of Directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. At March 31, 2025, the Company has repurchased a total of 71,777 shares of its common stock, which represents a combination of 31,777 open market purchases and 40,000 shares purchase through private transactions.

Stock-based Compensation - Effective December 17, 2024, the Board of Directors of the Company adopted a board compensation plan. The plan provides for the allocation and issuance of stock warrants to directors of the Company for annual compensation for their services on the Company’s Board of Directors.

Total stock-based compensation expense for warrants to directors was $6,907 for both the periods ended March 31, 2025 and December 31, 2024, respectively, which was charged to general and administrative expense.

As of March 31, 2025 and December 31, 2024, the Company has $69,065 and $75,971, respectively, of unrecognized compensation cost related to unvested stock warrants granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of three years.

The following table summarizes the activity of our stock warrants for the periods ended March 31, 2025 and December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value
Outstanding December 31, 2024	225,000	$1	2.96	$82,878
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2025	225,000	$1	2.71	$67,470
Exercisable (Vested) – March 31, 2025	225,000	$1	2.71	$67,470

NOTE 11 – RELATED PARTY TRANSACTIONS

Land Resources & Royalties LLC & Wabash Enterprises LLC

The Company may at times in the future lease property from Land Resources & Royalties LLC (“LRR”) and enter into various other agreements with LRR and/or its parent company, Wabash Enterprises LLC, an entity managed by Thomas Sauve and which Kirk Taylor is part beneficial owner. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

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

NOTE 11 – RELATED PARTY TRANSACTIONS (cont.)

First Frontier Capital LLC

The Company may at times enter into financing agreements with First Frontier Capital LLC, an entity managed and beneficially owned by Thomas Sauve, Chief Executive Officer and Chairman of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.”  On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Common Stock of the Company.

T.R. Mining & Equipment Ltd.

The Company may at times enter into agreements with T. R. Mining & Equipment Ltd., an entity that has provided American Resources Corporation with certain sales rights.

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of the business combination, the services agreement terminated. The balance as of December 31, 2024 was $120,000. On March 1, 2025, the Company and ARC negotiated the settlement of $381,243 which includes $120,000 for the Administrative Services Arrangement and $261,243 for the Promissory Note – Related Party. In this settlement, the Company issued ARC 381,243 shares of Series A Preferred Stock in the Company.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of March 31, 2025 and December 31, 2024, $0 and $261,243, respectively is outstanding for both periods.

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

The Company will not be obligated to deliver any common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a common stock upon exercise of a warrant unless the common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

NOTE 12 – WARRANTS (cont.)

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•

if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 12 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	March 31, 2025	December 31, 2024
Expected Dividend Yield	0.00%	0.00%
Expected volatility	26.63%	25.02%
Risk-Free Rate	3.98%	4.25%
Expected life of warrants	1.25	1.25

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2024	5,252,990	$-	3.83	$98,756
Exercisable (Vested) - December 31, 2024	5,252,990	$-	3.83	$98,756

Outstanding March 31, 2025	5,252,990	$-	3.58	$79,320
Exercisable (Vested) - March 31, 2025	5,252,990	$-	3.58	$79,320

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2024	3,901,201	$0.03	3.83	$-
Exercisable (Vested) - December 31, 2024	3,901,201	$0.03	3.83	$-

Outstanding March 31, 2025	3,901,201	$0.03	3.58	$-
Exercisable (Vested) - March 31, 2025	3,901,201	$0.03	3.58	$-

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note and the warrant were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 at both March 31, 2025 and December 31, 2024, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Liabilities:
Warrant Liability – Public Warrants	3	79,320	98,756

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2025 and December 31, 2024 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 13 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2024	$117,036	$157,584	$274,620
Change in Valuation Inputs or Other Assumptions	(117,036)	(58,828)	(175,864)
Fair Value as of December 31, 2024	-	98,756	98,756

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2025	$-	$98,756	$98,756
Change in Valuation Inputs or Other Assumptions	-	(19,436)	(19,436)
Fair Value as of March 31, 2025	-	79,320	79,320

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

NOTE 15: SEGMENT REPORT

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

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2025, 13,333 additional shares of common stock of the Company were purchased through a private transaction.

On April 16, 2025, the Company invested an additional $15,030 in the existing promissory note between the Company and T.R. Mining & Equipment Ltd.

On May 1, 2025, 13,333 additional shares of common stock of the Company were purchased through a private transaction.

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

Overview

American Acquisition Opportunity Inc was a blank check company organized on January 20, 2021 under the laws of the State of Delaware and effectuated its combination with Royalty Management Corporation (“RMC”) on October 23, 2023 and at that point changed its name to Royalty Management Holding Corporation (“RMHC” or the “Company”).  On March 20, 2025, the Company changed its state of incorporation from the State of Delaware to State of Florida.  The Company’s business model is to invest or purchase assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. These assets typically are natural resources assets (including real estate and mining permits), patents, intellectual property, and emerging technologies.

Results of Operations

Our total operating revenues for the three months ended March 31, 2025 and 2024, were $923,223 and $162,100, respectively. The increase was primarily due to a new contractor services agreement signed by RMC Environmental Services with a new customer for environmental services personnel.

Our total cost of revenues for the three months ended March 31, 2025 and 2024, were $669,900 and $2,693, respectively. The increase is due to the contract with RMC Environmental services mentioned above.

Total operating expenses for the three months ended March 31, 2025 and 2024, were $364,533 and $145,609, respectively. The increase was due to an increase in general and administrative expenses and professional fees. The increase to both is due to timing of audit and public company expenses.

Total other income and expenses for the three months ended March 31, 2025 and 2024, $52,455 and $139,958 of other income, respectively. The primary reasons for the decrease were due to a smaller gain on warrant fair value adjustment.

Total net income (loss) for the three months ended March 31, 2025 and 2024, $58,755 of net loss and $153,756 of net income, respectively.

Liquidity and Capital Resources

The Company’s primary use of positive cash flow has been to fund corporate holding and public company costs.  As of March 31, 2025, the Company had retained earnings of $1,172,833. The Company has limited financial resources. As of March 31, 2025, the Company has positive working capital of $126,669, a cash balance of $132,539 and positive total cash flow of $18,401. Management believes that the Company has sufficient liquidity to meet its obligations through the twelve months.   In order to execute on its investment and growth plans, the Company will likely be required to raise additional proceeds, through the issuance of equity or debt securities. See Note 9 to the Company’s consolidated financial statements for more information on its Debt Facilities.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Please refer to the Critical Accounting Policies and Estimates of the 2024 10-K as filed on March 28, 2025.

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

With respect to the period ending March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2025, the Company’s management, including its Chief Executive Office and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Because we are an Emerging Growth Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101 attachments).

 ________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	May 14, 2025

By:	/s/ Amanda Kruse
Name:	Amanda Kruse
Title:	Chief Financial Officer
Date:	May 14, 2025

