Form 10-Q
period 2025-06-30
Royalty Management Holding Corp
filed 2025-08-11
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2025, 14,724,892 shares of common stock, par value $0.0001 per share were issued and outstanding.

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2025	2024

ASSETS
Cash	$146,728	$114,138
Accounts Receivable	1,951,257	180,881
Prepaid Insurance	-	3,626
Interest Receivable	326,952	260,069
Fee Income Receivable	18,960	194,482
Total Current Assets	2,443,897	753,196

Investments in Corporations and LLCs	10,240,768	10,235,925
Convertible Notes Receivable	1,430,000	1,430,000
Notes Receivable	262,905	93,422
Due from Related Party	316	316
Intangible Assets, Net	1,944,477	1,972,899
Restricted Cash	195,350	195,350
Tools, Machinery & Equipment, Net	3,039	3,832
Operating Lease Right-Of-Use Assets, Net	339,377	355,724

TOTAL ASSETS	$16,860,129	$15,040,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$-	$381,243
Accounts Payable	1,879,870	105,326
Due to Related Party	-	1,500
Current Portion of Operating Lease Liabilities	35,199	33,490
Notes Payable	250,000	250,000
Dividends Payable	37,410	-
Accrued Expenses	280,886	218,377
Total Current Liabilities	2,483,365	989,936

Operating Lease Liabilities, Net of Current Portion	327,360	326,248
Fair Value Liability of Public Warrants	115,566	98,756

TOTAL LIABILITIES	2,926,291	1,414,940

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding for both June 30, 2025 and December 31, 2024	-	-
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 2,107,879 and 1,607,886 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,107,879	1,607,886
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 14,997,944 and 14,958,817 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,500	1,496
Treasury Stock: $0.0001 par value; 80,000 and 0 shares, respectively as of June 30, 2025 and December 31, 2024	(8)	-
Dividends Declared	(37,410)	-
Additional Paid-In Capital	10,738,572	10,784,754

Retained Earnings	1,123,305	1,231,588

Total Stockholders’ Equity	13,933,838	13,625,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,860,129	$15,040,664

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Environmental Services	$1,302,292	$228,100	$2,200,626	$364,120
Fee Income	2,389	3,623	4,779	7,203
Rental Income	22,500	22,500	45,000	45,000
TOTAL REVENUE	1,327,181	254,223	2,250,405	416,323

Cost of Revenue	(1,101,994)	(13,380)	(1,767,209)	(16,072)

GROSS PROFIT	225,187	240,843	483,196	400,251

Intangibles Amortization Expense	(14,211)	(14,211)	(28,423)	(28,423)
Depreciation Expense	(396)	(396)	(793)	(793)
General and Administrative Expenses	(202,218)	(189,229)	(415,636)	(314,535)
Professional Fees	(56,509)	(171,906)	(197,702)	(177,601)
Total Operating Expenses	(273,334)	(375,742)	(642,554)	(521,352)

NET LOSS FROM OPERATIONS	(48,147)	(134,899)	(159,358)	(121,101)

OTHER INCOME (EXPENSE)
Interest Income	39,457	37,603	77,216	73,224
Income from Investment	2,621	1,363	4,843	2,692
(Loss) Gain on Warrant Fair Value Adjustment	(36,246)	21,012	(16,810)	182,167
Interest Expense	(7,213)	(42,839)	(14,174)	(100,986)
Total Other (Expenses) Income	(1,381)	17,139	51,075	157,097

NET (LOSS) INCOME	(49,528)	(117,760)	(108,283)	35,996

Weighted Average Shares Outstanding, Basic and Diluted	14,917,944	14,954,504	14,917,944	14,954,504
Basic and Diluted Net (Loss) Income Per Ordinary Share	$(0.00)	$(0.01)	$(0.01)	$0.00

 The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Preferred Stock		Dividends	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Declared	Capital	Earnings	Equity
Balance December 31, 2023	14,270,761	$1,427	-	-	-	$9,766,604	$1,345,849	$11,113,880
Shares Issued for Purchase of Debt	233,334	23				349,977		350,000
Net Income							153,756	153,756
Balance March 31, 2024	14,504,095	1,450	-	-	-	10,116,580	1,499,605	11,617,636
Shares Issued for Purchase of Debt	460,000	46				689,954		690,000
Share Buyback	(9,591)	(1)				(9,591)		(9,592)
Net Loss							(117,760)	(117,760)
Balance June 30, 2024	14,954,504	1,495			-	10,796,943	1,381,845	12,180,284

Balance December 31, 2024	14,958,817	1,496	1,607,886	1,607,886		10,784,754	1,231,588	13,625,724
Shares Issued for Purchase of Debt			381,243	381,243				381,243
Shares Issued for Services			56,250	56,250				56,250
Share Buyback	(40,000)	(4)				(29,996)		(30,000)
Stock Compensation - Warrants						6,907		6,907
	19,311	2				(2)		-
Net Loss							(58,755)	(58,755)
Balance March 31, 2025	14,938,128	1,494	2,045,379	2,045,379	-	10,761,663	1,172,833	13,981,369
Shares Issued for Services			62,500	62,500				62,500
Share Buyback	(40,000)	(4)				(29,996)		(30,000)
Stock Compensation - Warrants						6,907		6,907
Preferred Stock – Stock Dividends	19,816	2				(2)		-
Dividends Declared					(37,410)			(37,410)
Net Loss							(49,528)	(49,528)
Balance June 30, 2025	14,917,944	1,492	2,107,879	2,107,879	(37,410)	10,738,572	1,123,305	13,933,838

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss) Income	$(108,283)	$35,996
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operations
Amortization Expense of Operating Lease Right-of-Use Assets	19,169	2,682
Amortization of Intangibles	28,423	28,423
Depreciation Expense	793	793
Issuance of Preferred Shares for Service	118,750	-
Stock Compensation - Warrants	13,813	-
Fair Value Adjustment of Public Warrants	16,810	(65,131)
Fair Value Adjustment of Private Warrants	-	(117,036)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,770,376)	(93,758)
Prepaid Insurance	3,626	(26,710)
Rental Income Receivable	-	(2,500)
Interest Receivable	(66,883)	(72,937)
Fee Income Receivable	175,522	(37,203)
Accounts Payable – Related Party	(381,243)	-
Accounts Payable	1,774,544	6,859
Due to Related Party	(1,500)	-
Dividends Payable	37,410	-
Accrued Expenses	62,509	(351,864)
Net Cash Used in Operating Activities	(76,916)	(692,386)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(4,843)	(2,692)
Investments in Convertible Notes Receivable	-	(30,000)
Withdrawal from Notes Receivable	43,422	-
Investments in Notes Receivable	(212,906)	(50,000)
Net Cash Used in Investing Activities	(174,327)	(82,692)

Cash Flows from Financing Activities:
Preferred Shares Issued for Purchase of Debt	381,243	-
Common Shares Repurchased	(60,000)	(9,592)
Payments on Notes Payable	-	1,652,000
Proceeds from Notes Payable	-	(1,013,658)
Dividends Paid to Shareholders	(37,410)	-
Net Cash Provided by Financing Activities	283,833	628,750

Net Change in Cash	32,590	(146,328)
Cash – Beginning of Period	309,488	372,286
Cash – Ending of Period	$342,078	$225,958

Supplemental Information
Shares Issued in Purchase of Debt	-	1,040,000
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 as filed on March 28, 2025.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed the federally insured limit of $250,000. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

At June 30, 2025 and December 31, 2024, RMC has $195,350 respectively, in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC. (“McCoy”), a subsidiary of American Resources Corporation, which is a related party.

The following table sets forth a reconciliation of cash and restricted cash reported in the condensed consolidated balance sheet for the periods ended June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Cash and Cash Equivalents	$146,728	$114,138
Restricted Cash	195,350	195,350
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$342,078	$309,488

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

Allowance for credit losses as of June 30, 2025 and December 31, 2024 amounted to $0 for both periods.

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

There was no impairment loss recognized during the three and six month periods ending June 30, 2025 and 2024, respectively.

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

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. The Company only has one reportable revenue segment. As of June 30, 2025, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

Deferred revenue of $17,643 is recorded at the year ended December 31, 2023, with $0 being recognized through June 30, 2024. Deferred revenue of $0 is recorded at the year ended December 31, 2024. This deferred revenue consists of an agreement with McCoy.

The following table disaggregates our revenue by major service line for the three months ended:

	June 30,	June 30,
	2025	2024
Environmental Services	$1,302,292	$228,100
Fee Income	2,389	3,623
Rental Income	22,500	22,500
Total Revenue	1,327,181	254,223

Interest Income from Interest Bearing Accounts	874	125
Notes Receivable Interest Income	38,583	37,478
Income from Investment	2,621	1,363
	42,078	38,966

The following table disaggregates our revenue by major service line for the six months ended:

	June 30,	June 30,
	2025	2024
Environmental Services	$2,200,626	$364,120
Fee Income	4,779	7,203
Rental Income	45,000	45,000
Total Revenue	2,250,405	416,323

Interest Income from Interest Bearing Accounts	1,152	287
Notes Receivable Interest Income	76,064	72,937
Income from Investment	4,843	2,692
	82,059	75,916

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined by using the historical volatility for the Company. The risk-free interest rate is based on the yield of US treasury government bonds with a remaining term equal to the expected life of the option. The expected dividend yield is 0.833% based on the Company’s current dividend rate of $0.01 per year, payable calendar quarterly.

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

The provision for income taxes was deemed to be de minimis for the three and six month periods ending June 30, 2025 and 2024.

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

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
FUB Mineral LLC	$617,063	$612,220
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,240,768	$10,235,925

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange for 38.45% of the membership interest. The investment in FUB is accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough income of $2,621 and $1,363, for the three-month periods ended June 30, 2025 and 2024, respectively. The Company recorded passthrough income of $4,843 and $2,692, for the six-month periods ended June 30, 2025 and 2024, respectively.

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

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	430,000
Total Convertible Notes Receivable	$1,430,000	$1,430,000

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

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE (cont.)

Advanced Magnetic Lab, Inc.

On December 21, 2022, Advanced Magnetic Lab, Inc. (“AML”) issued a Convertible Promissory Note to the Company in the amount of $250,000.  Additional Convertible Promissory Notes were subsequently issued by AML to the Company in the amount of $50,000 each on February 21, 2023, March 20, 2023, and May 5, 2023.  An additional Convertible Promissory Note issued in the amount of $15,000 on each March 20, 2024 and June 11, 2024. The Convertible Promissory Notes carry a 10.0% annual interest rate, compounded monthly, and has the ability to convert into common stock of AML at a rate of $1.50 per share, or repaid at maturity, which is twenty-four months after issuance. The notes that were issued between December 21, 2022 and May 5, 2023 have an extended maturity date of March 18, 2027. The Convertible Promissory Notes are unsecured and have no guarantees.  Concurrently, the Company and AML entered into a royalty agreement on December 21, 2022, whereby the Company will receive between 0.5% and 1.5% of the sales revenue received from sales of product(s) developed by AML from the use of the proceeds from the Convertible Promissory Notes.

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
American Resources Corporation	$-	$43,422
McCoy Elkhorn Coal LLC	99,375	-
Perry County Resources LLC	95,000	-
T. R. Mining & Equipment Ltd.	68,530	50,000
Total Notes Receivable	$262,905	$93,422

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

McCoy Elkhorn Coal LLC

On January 1, 2025, the Company and McCoy Elkhorn Coal LLC agreed to convert certain accrued fees due from McCoy Elkhorn Coal to the Company under a Promissory Note and Overriding Royalty Agreement to a promissory note with a principal amount of $50,662. The promissory note holds a 0% interest rate for the first 12 months, and then thereafter the interest rate is fixed at an annual 4.26% for the remainder of the term, which matures on January 1, 2027. The note has one balloon payment due at the end of the note term.

On January 1, 2025, the Company and McCoy Elkhorn Coal LLC agreed to convert certain accrued fees due from McCoy Elkhorn Coal to the Company under a General Indemnity and Supplemental Fee Agreement to a promissory note with a principal amount of $48,714. The promissory note holds a 9.39% annual interest rate and matures on January 1, 2027. The note has one balloon payment due at the end of the note term.

Perry County Resources LLC

On January 1, 2025, the Company and Perry County Resources LLC agreed to convert certain accrued fees due from Perry County Resources to the Company under a Sales Agreement to a promissory note with a principal amount of $95,000. The promissory note holds a 0% interest rate for the first 12 months, and then thereafter the interest rate is fixed at annual 4.26% for the remainder of the term, which matures on January 1, 2027. The note has one balloon payment due at the end of the note term.

T. R. Mining & Equipment Ltd.

On February 2, 2024 and February 29, 2024, April 4, 2024, May 7, 2024, and June 14, 2024, the Company invested the amount of $10,000 each into T.R. Mining & Equipment Ltd. in the form of Promissory Notes and a royalty payable to the Company on all products and materials sold from the permit over the life of the permitted resource.  On February 10, 2025 an additional $3,500 was invested. On April 16, 2025, an additional $15,030 was invested. The Promissory Notes hold a 10.0% annual interest rate, compounded monthly, and matures on December 31, 2025. The Royalty Agreement provides the Company with a perpetual royalty of 10.0% of all sales of ores that are mined and sold from the permitted resource. The operator is a related entity and is described more in Note 11.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	100,000
Reelement Technologies Corporation	25,000	25,000
Less: Accumulated Amortization	(163,743)	(135,321)
Total Intangible Assets	$1,944,477	$1,972,899

Amortization expense – Intangible Assets totaled $14,211 at both the three-month periods ended June 30, 2025 and 2024. Amortization expense – Intangible Assets totaled $28,423 at both the six-month periods ended June 30, 2025 and 2024.

 Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of June 30, 2025. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

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

Reelement Technologies Corporation

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of June 30, 2025, $25,000 has been invoiced and paid.

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

As of June 30, 2025, future amortization expenses are as follows:

Remainder of 2025	28,423
2026	56,846
2027	41,846
2028	11,846
2029	11,846
2030 and Thereafter	128,341
279,148

NOTE 7 – PROPERTY AND EQUIPMENT

At June 30, 2025 and December 31, 2024, property and equipment were comprised of the following:

	June 30, 2025	December 31, 2024
Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(4,889)	(4,096)
Total Property and Equipment, Net	$3,039	$3,832

Depreciation expense amounted to $396 for both the three-month periods ended June 30, 2025, and 2024, respectively. Depreciation expense amounted to $793 for both the six-month periods ended June 30, 2025, and 2024, respectively.

NOTE 8 – LEASES

At June 30, 2025 and December 31, 2024, right of use assets and liabilities were comprised of the following:

	June 30, 2025	December 31, 2024
Assets:
ROU Assets	$421,550	$421,550
Accumulated Amortization	(82,173)	(65,826)
ROU Assets, Net	339,377	355,724

Liabilities
Current:
Operating Lease Liabilities	$35,199	33,490
Non-Current
Operating Lease Liabilities	327,360	$326,248

		For the Three Months Ended June 30,
	Expense Classification	2025	2024
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$8,275	$7,830
Accretion of Operating Lease Liabilities	General and Administrative	9,107	9,552
Total Operating Lease Expenses		$17,382	$17,382

		For the Six Months Ended June 30,
	Expense Classification	2025	2024
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$16,347	$15,615
Accretion of Operating Lease Liabilities	General and Administrative	18,417	19,149
Total Operating Lease Expenses		$34,764	$34,764

Other information related to leases is as follows:	As of	As of
	June 30,	December 31,
	2025	2024
Weighted-Average Remaining Lease Term: Operating Leases (in Years)	3.03	3.02

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

NOTE 8 – LEASES (cont.)

As of June 30, 2025, remaining maturities of lease liabilities were as follows:

Remainder of 2025	34,746
2026	69,492
2027	69,492
2028	45,492
2029	45,492
2030 and Thereafter	365,730
Total Lease Payments	630,444
Less Imputed Interest	(267,885)
Present Value of Lease Liabilities	362,559

NOTE 9 – NOTES PAYABLE

As of June 30, 2025 and December 31, 2024, notes payable amounted to:

	June 30, 2025	December 31, 2024
Notes Payable – Round B	$250,000	$250,000
Total Notes Payable	$250,000	$250,000

As of June 30, 2025, remaining maturities of notes payable were as follows:

Remainder of 2025	250,000
250,000

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $46,644 and $32,470 was recorded at June 30, 2025 and December 31, 2024, respectively. The notes issued under Round B are due two years from the date of issuance, in October 2025.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At June 30, 2025 and December 31, 2024, there were 2,107,879 and 1,607,886, respectively, shares of preferred stock issued or outstanding, with issuances of Series A Preferred Stock coming from conversions of debts and fees payable to Series A Preferred Stock.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 14,917,944 and 14,958,817, respectively shares of common stock issued and outstanding. On April 13, 2024, the Company’s Board of Directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. At June 30, 2025, the Company has repurchased a total of 111,777 shares of its common stock, which represents a combination of 31,777 open market purchases and 80,000 shares purchase through private transactions.

Dividends – The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025. This resulted in a total dividend of $37,410 being paid on July 14, 2025 to common stockholders on record at June 30, 2025.

Stock-based Compensation - Effective December 17, 2024, the Board of Directors of the Company adopted a board compensation plan. The plan provides for the allocation and issuance of stock warrants to directors of the Company for annual compensation for their services on the Company’s Board of Directors.

Total stock-based compensation expense for warrants to directors was $6,907 and $0 for both the three month periods ended June 30, 2025 and 2024, respectively. Total stock-based compensation expense for warrants to directors was $13,813 and $0 for both the six month periods ended June 30, 2025 and 2024, respectively. Stock-based compensation expense was charged to general and administrative expense.

As of June 30, 2025 and December 31, 2024, the Company has $55,252 and $75,971, respectively, of unrecognized compensation cost related to unvested stock warrants granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of three years.

The following table summarizes the activity of our stock warrants for the periods ended June 30, 2025 and December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value
Outstanding December 31, 2024	225,000	$1	2.96	$82,878
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2025	225,000	$1	2.71	$67,470
Exercisable (Vested) – March 31, 2025	225,000	$1	2.71	$67,470
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2025	225,000	$1	2.46	$97,808
Exercisable (Vested) – June 30, 2025	225,000	$1	2.46	$97,808

NOTE 11 – RELATED PARTY TRANSACTIONS

Land Resources & Royalties LLC & Wabash Enterprises LLC

The Company may at times in the future lease property from Land Resources & Royalties LLC (“LRR”) and enter into various other agreements with LRR and/or its parent company, Wabash Enterprises LLC, an entity managed by Thomas Sauve. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

Land Betterment Corporation

The Company may at times in the future enter into agreements with Land Betterment Corporation, an entity in which Thomas Sauve is a director.  The Company has entered into a contractor services agreement with Land Betterment Corporation for environmental services personnel. The contract called for cost plus 12.5% margin.

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation (“ARC”) and its subsidiaries and affiliates, including McCoy Elkhorn Coal LLC and Perry County Resources LLC, an entity in which Thomas Sauve is a director and President.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of June 30, 2025 and December 31, 2024, $0 and $261,243, respectively is outstanding for both periods.

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

NOTE 12 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	June 30, 2025	December 31, 2024
Expected Dividend Yield	0.83%	0.00%
Expected volatility	30.43%	25.02%
Risk-Free Rate	3.80%	4.25%
Expected life of warrants	1.25	1.25

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2024	5,252,990	$-	3.83	$98,756
Exercisable (Vested) - December 31, 2024	5,252,990	$-	3.83	$98,756

Outstanding March 31, 2025	5,252,990	$-	3.58	$79,320
Exercisable (Vested) - March 31, 2025	5,252,990	$-	3.58	$79,320

Outstanding June 30, 2025	5,252,990	$-	3.33	$115,566
Exercisable (Vested) - June 30, 2025	5,252,990	$-	3.33	$115,566

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2024	3,901,201	$0.03	3.83	$-
Exercisable (Vested) - December 31, 2024	3,901,201	$0.03	3.83	$-

Outstanding March 31, 2025	3,901,201	$0.03	3.58	$-
Exercisable (Vested) - March 31, 2025	3,901,201	$0.03	3.58	$-

Outstanding June 30, 2025	3,901,201	$0.03	3.33	$-
Exercisable (Vested) - June 30, 2025	3,901,201	$0.03	3.33	$-

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note and the warrant were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 at both June 30, 2025 and December 31, 2024, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Liabilities:
Warrant Liability – Public Warrants	3	115,566	98,756

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2025 and December 31, 2024 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 13 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2024	$117,036	$157,584	$274,620
Change in Valuation Inputs or Other Assumptions	(117,036)	(58,828)	(175,864)
Fair Value as of December 31, 2024	-	98,756	98,756

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2025	$-	$98,756	$98,756
Change in Valuation Inputs or Other Assumptions	-	16,810	16,810
Fair Value as of June 30, 2025	-	115,566	115,566

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

NOTE 15 – SEGMENT REPORT

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

NOTE 16 – SUBSEQUENT EVENTS

On July 2, 2025, the Company completed its purchase of 161,875 common stock shares from a shareholder through a privately negotiated transaction. The common stock, along with the 31,177 shares of common stock the Company purchased in the open market thus far, have been transferred to our transfer agent and retired from the shares outstanding of the Company.

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

Results of Operations

Our total operating revenues for the three and six months ended June 30, 2025, were $1,327,182 and $2,250,405, respectively, and $254,223 and $416,323, respectively for the three and six months ended June 30, 2024. Our revenues are derived from income received from our various investments and the majority of the increase in revenue over the period was primarily due to additional business obtained through the Company’s wholly owned subsidiary, RMC Environmental Services LLC, which signed a new contractor services agreement with a new customer.

Our total cost of revenues for the three and six months ended June 30, 2025, were $1,101,994 and $1,767,209, respectively and $13,380 and $16,072, respectively for the three and six months ended June 30, 2024. The primary driver in this increase is the result of the new business contract with RMC Environmental services mentioned above.

Our total operating expenses for the three and six months ended June 30, 2025, were $273,335 and $642,554, respectively and $375,742 and $521,352, respectively for the three and six months ended June 30, 2024.There was a decrease to total operating expenses during the three months ended June 30, 2025 due to a decrease in professional fees. There was an increase in total operating expenses for the six months ended June 30, 2025 due to an increase in general and administrative expenses.

Total other expenses and income for the three months ended June 30, 2025 and 2024, were other expenses of $1,381 and other income of $17,138, respectively. Total other income for the six months ended June 30, 2025 and 2024, were $51,075 and $157,097, respectively. The primary reasons for the decrease were due to losses on warrant fair value adjustment.

Total net loss for the three and six months ended June 30, 2025, were $49,528 and $108,283, respectively. Total net (loss) income for the three and six months ended June 30, 2024, were $117,760 of net loss and $35,996 of net income, respectively.

Liquidity and Capital Resources

The Company’s primary use of positive cash flow has been to provide capital for new investments, increase investment into existing holdings of the Company, repurchase Company stock under the existing share repurchase program, pay our quarterly dividend of $0.025 per share, and fund corporate holding and public company costs. As of June 30, 2025, the Company had retained earnings of $1,123,305. While the Company may have limited financial resources, management believes it has sufficient liquidity to accomplish its primary uses of capital from cash flow. As of June 30, 2025, the Company has a cash balance of $146,728 and positive total cash flow of $32,589 for the six months ended June 30, 2025. In order to execute on its investment and growth plans, the Company will likely be required to raise additional proceeds, through the issuance of equity or debt securities. See Note 9 to the Company’s consolidated financial statements for more information on its Debt Facilities.

Dividends

We paid dividends totaling $37,410 ($0.0025 per share) for the Company’s second quarter 2025 dividend payment (for the three months ended June 30, 2025). On January 30, 2025, our Board of Directors authorized the Company to pay a $0.01 per share dividend for the next four calendar quarters starting on June 30, 2025 and ending on June 30, 2026, and may continue to authorize additional dividend payments thereafter.

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

With respect to the period ending June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2025, the Company’s management, including its Chief Executive Office and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101 attachments).

 ________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	August 8, 2025

By:	/s/ Amanda Kruse
Name:	Amanda Kruse
Title:	Chief Financial Officer
Date:	August 8, 2025

