Form 10-Q
period 2025-09-30
Royalty Management Holding Corp
filed 2025-11-13
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, 15,140,734 shares of common stock, par value $0.0001 per share were issued and outstanding.

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2025	2024

ASSETS
Cash and Cash Equivalents	$173,174	$114,138
Accounts Receivable	3,049,122	180,881
Prepaid Insurance	-	3,626
Interest Receivable	351,019	260,069
Fee Income Receivable	36,349	194,482
Total Current Assets	3,609,664	753,196

Investments in Corporations and LLCs	10,245,372	10,235,925
Convertible Notes Receivable	1,430,000	1,430,000
Notes Receivable	262,905	93,422
Due from Related Party	-	316
Intangible Assets, Net	1,940,765	1,972,899
Restricted Cash	195,350	195,350
Tools, Machinery & Equipment, Net	2,643	3,832
Operating Lease Right-Of-Use Assets, Net	330,894	355,724

TOTAL ASSETS	$18,017,593	$15,040,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$-	$381,243
Accounts Payable	3,041,378	105,326
Due to Related Party	-	1,500
Current Portion of Operating Lease Liabilities	36,087	33,490
Notes Payable	-	250,000
Dividends Payable	36,928	-
Accrued Expenses	256,160	218,377
Total Current Liabilities	3,370,553	989,936

Operating Lease Liabilities, Net of Current Portion	317,999	326,248
Fair Value Liability of Public Warrants	265,276	98,756

TOTAL LIABILITIES	3,953,828	1,414,940

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding for both September 30, 2025 and December 31, 2024	-	-
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 2,170,379 and 1,607,886 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,170,379	1,607,886
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 15,140,734 and 14,958,817 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,514	1,496
Dividends Declared	(74,338)	-
Additional Paid-In Capital	11,052,000	10,784,754

Retained Earnings	914,210	1,231,588

Total Stockholders’ Equity	14,063,765	13,625,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,017,593	$15,040,664

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Environmental Services	$1,277,925	$119,510	$3,478,551	$483,630
Fee Income	2,389	3,623	7,168	10,826
Rental Income	22,500	22,500	67,500	67,500
TOTAL REVENUE	1,302,814	145,633	3,553,219	561,956

Cost of Revenue	(1,156,678)	(5,460)	(2,923,888)	(21,532)

GROSS PROFIT	146,136	140,173	629,331	540,424

Intangibles Amortization Expense	(14,211)	(14,211)	(42,634)	(42,634)
Depreciation Expense	(396)	(396)	(1,189)	(1,189)
General and Administrative Expenses	(200,518)	(241,250)	(616,154)	(555,785)
Professional Fees	(29,381)	(53,787)	(227,083)	(231,388)
Total Operating Expenses	(244,506)	(309,644)	(887,060)	(830,996)

NET LOSS FROM OPERATIONS	(98,370)	(169,471)	(257,729)	(290,572)

OTHER INCOME (EXPENSE)
Interest Income	39,283	39,090	116,499	112,314
Income from Investment	4,603	1,382	9,447	4,074
(Loss) Gain on Warrant Fair Value Adjustment	(149,710)	37,296	(166,520)	219,464
Interest Expense	(4,901)	(27,453)	(19,075)	(128,440)
Total Other (Expenses) Income	(110,725)	50,315	(59,649)	207,412

NET LOSS	(209,095)	(119,156)	(317,378)	(83,160)

Weighted Average Shares Outstanding, Basic and Diluted	14,931,177	14,948,515	14,925,362	14,709,859
Basic and Diluted Net Loss Per Ordinary Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

 The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Preferred Stock		Dividends	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Declared	Capital	Earnings	Equity
Balance December 31, 2023	14,270,761	$1,427	-	-	-	$9,766,604	$1,345,849	$11,113,880
Shares Issued for Purchase of Debt	233,334	23				349,977		350,000
Net Income							153,756	153,756
Balance March 31, 2024	14,504,095	1,450	-	-	-	10,116,580	1,499,605	11,617,636
Shares Issued for Purchase of Debt	460,000	46				689,954		690,000
Share Buyback	(9,591)	(1)				(9,591)		(9,592)
Net Loss							(117,760)	(117,760)
Balance June 30, 2024	14,954,504	1,495			-	10,796,943	1,381,845	12,180,284

Balance December 31, 2024	14,958,817	1,496	1,607,886	1,607,886		10,784,754	1,231,588	13,625,724
Shares Issued for Purchase of Debt			381,243	381,243				381,243
Shares Issued for Services			56,250	56,250				56,250
Share Buyback	(40,000)	(4)				(29,996)		(30,000)
Stock Compensation - Warrants						6,907		6,907
Preferred Stock – Stock Dividends	19,311	2				(2)		-
Net Loss							(58,755)	(58,755)
Balance March 31, 2025	14,938,128	1,494	2,045,379	2,045,379	-	10,761,663	1,172,833	13,981,369
Shares Issued for Services			62,500	62,500				62,500
Share Buyback	(40,000)	(4)				(29,996)		(30,000)
Stock Compensation - Warrants						6,907		6,907
Preferred Stock – Stock Dividends	19,816	2				(2)		-
Dividends Declared					(37,410)			(37,410)
Net Loss							(49,528)	(49,528)
Balance June 30, 2025	14,917,944	1,492	2,107,879	2,107,879	(37,410)	10,738,572	1,123,305	13,933,838
Shares Issued for Services			62,500	62,500				62,500
Shares Issued for Conversion of Notes Payable	265,708	27				301,518		301,545
Shares Issued for Private Sales of Restricted Common Stock	26,316	3				49,997		50,000
Share Buyback	(81,875)	(8)				(44,992)		(45,000)
Stock Compensation - Warrants						6,905		6,905
Preferred Stock – Stock Dividends	12,641							-
Dividends Declared					(36,928)			(36,928)
Net Loss							(209,095)	(209,095)
Balance September 30, 2025	15,140,734	1,514	2,170,379	2,170,379	(74,338)	11,052,000	914,210	14,063,765

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(317,378)	$(83,160)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations
Amortization Expense of Operating Lease Right-of-Use Assets	19,178	3,845
Amortization of Intangibles	42,634	42,634
Depreciation Expense	1,189	1,189
Issuance of Preferred Shares for Service	181,250	396,166
Stock Compensation - Warrants	20,719	-
Fair Value Adjustment of Public Warrants	166,520	(102,428)
Fair Value Adjustment of Private Warrants	-	(117,036)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,868,240)	(62,057)
Prepaid Insurance	3,626	(23,261)
Interest Receivable	(90,950)	(111,859)
Fee Income Receivable	158,133	(55,826)
Accounts Payable – Related Party	(381,243)	-
Accounts Payable	2,936,052	6,680
Due to Related Party	(1,184)	340,000
Dividends Payable	36,928	-
Accrued Expenses	37,783	(487,518)
Net Cash Used in Operating Activities	(54,983)	(252,631)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(9,447)	(4,074)
Investments in Convertible Notes Receivable	-	(30,000)
Withdrawal from Notes Receivable	43,422	-
Investments in Notes Receivable	(212,906)	(50,000)
Investment in Intangible Assets	(10,500)	(125,000)
Net Cash Used in Investing Activities	(189,431)	(209,074)

Cash Flows from Financing Activities:
Preferred Shares Issued for Purchase of Debt	381,243	1,110,053
Common Shares Repurchased	(105,000)	(28,687)
Shares Issued for Private Sale of Restricted Common Stock	50,000	-
Shares Issued for Conversion of Notes Payable	301,545	-
Payments on Notes Payable	(250,000)	(659,755)
Dividends Paid to Shareholders	(74,338)	-
Net Cash Provided by Financing Activities	303,450	421,611

Net Change in Cash	59,036	(40,094)
Cash – Beginning of Period	309,488	372,286
Cash – Ending of Period	$368,524	$332,192

Supplemental Information
Shares Issued in Purchase of Debt	-	1,040,000
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 as filed on March 28, 2025.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed the federally insured limit of $250,000. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

At September 30, 2025 and December 31, 2024, RMC has $195,350 respectively, in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC. (“McCoy”), a subsidiary of American Resources Corporation, which is a related party.

The following table sets forth a reconciliation of cash and restricted cash reported in the condensed consolidated balance sheet for the periods ended September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Cash and Cash Equivalents	$173,174	$114,138
Restricted Cash	195,350	195,350
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$368,524	$309,488

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

Allowance for credit losses as of September 30, 2025 and December 31, 2024 amounted to $0 for both periods.

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

There was no impairment loss recognized during the three and nine month periods ending September 30, 2025 and 2024, respectively.

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

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. As of September 30, 2025, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

Deferred revenue of $17,643 is recorded at the year ended December 31, 2023, with $0 being recognized through September 30, 2024. Deferred revenue of $0 is recorded at the year ended December 31, 2024. This deferred revenue consists of an agreement with McCoy.

The following table disaggregates our revenue by major service line for the three months ended:

	September 30,	September 30,
	2025	2024
Environmental Services	$1,277,925	$119,510
Fee Income	2,389	3,623
Rental Income	22,500	22,500
Total Revenue	1,302,814	145,633

Interest Income from Interest Bearing Accounts	758	168
Notes Receivable Interest Income	38,525	38,922
Income from Investment	4,603	1,382
	43,886	40,472

The following table disaggregates our revenue by major service line for the nine months ended:

	September 30,	September 30,
	2025	2024
Environmental Services	$3,478,551	$483,630
Fee Income	7,168	10,826
Rental Income	67,500	67,500
Total Revenue	3,553,219	561,956

Interest Income from Interest Bearing Accounts	1,910	455
Notes Receivable Interest Income	114,589	111,859
Income from Investment	9,447	4,074
	125,946	116,388

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

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined by using the historical volatility for the Company. The risk-free interest rate is based on the yield of US treasury government bonds with a remaining term equal to the expected life of the option. The expected dividend yield is 0.472% based on the Company’s current dividend rate of $0.01 per year, payable calendar quarterly.

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

The provision for income taxes was deemed to be de minimis for the three and nine month periods ending September 30, 2025 and 2024.

Segment Information

The Company’s operations include corporate and three operating segments. The Company’s Chief Executive Officer, as its chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company based on the segment profit and loss statements. Segment asset information is not used by the CODM to allocate resources. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across projects to monitor and evaluate overall company performance, allocating resources, and establishing management compensation in line with our long-term company-wide strategic goals.

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

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
FUB Mineral LLC	$621,667	$612,220
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,245,372	$10,235,925

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange for 38.45% of the membership interest. The investment in FUB is accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. The Company recorded passthrough income of $4,603 and $1,381, for the three-month periods ended September 30, 2025 and 2024, respectively. The Company recorded passthrough income of $9,447 and $4,074, for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	430,000
Total Convertible Notes Receivable	$1,430,000	$1,430,000

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

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
American Resources Corporation	$-	$43,422
McCoy Elkhorn Coal LLC	99,375	-
Perry County Resources LLC	95,000	-
T. R. Mining & Equipment Ltd.	68,530	50,000
Total Notes Receivable	$262,905	$93,422

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

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	100,000
Reelement Technologies Corporation	35,500	25,000
Less: Accumulated Amortization	(177,955)	(135,321)
Total Intangible Assets	$1,940,765	$1,972,899

Amortization expense – Intangible Assets totaled $14,211 at both the three-month periods ended September 30, 2025 and 2024. Amortization expense – Intangible Assets totaled $42,634 at both the nine-month periods ended September 30, 2025 and 2024.

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens. The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases. As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note. Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of September 30, 2025. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

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

Reelement Technologies Corporation

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of September 30, 2025, $25,000 has been invoiced and paid.

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

On September 1, 2025, the Company entered into a Royalty Agreement with ReElement whereby RMC will provide payment of the patent development for ReElement in exchange for a royalty. The fees RMC will pay directly to a third-party vendor on behalf of ReElement will be for a twelve-month period beginning the date of the contract. These fees will be for the creation of the patent(s) utilized by ReElement. As of September 30, 2025, $10,500 has been invoiced and paid to the third-party vendor. RMC will receive a royalty from the gross sales resulting from ReElement’s use or license of the Intellectual Property equal to 2.5% occurring until RMC receives royalty payments to 115% of the fees paid, and then 0.50% occurring through the remainder of the royalty term. The intangible will be treated as an indefinite lived asset as the ongoing royalty rights will remain in place indefinitely.

As of September 30, 2025, future amortization expenses are as follows:

Remainder of 2025	14,211
2026	56,846
2027	41,846
2028	11,846
2029	11,846
2030 and Thereafter	128,341
264,936

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2025 and December 31, 2024, property and equipment were comprised of the following:

	September 30, 2025	December 31, 2024
Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(5,285)	(4,096)
Total Property and Equipment, Net	$2,643	$3,832

Depreciation expense amounted to $396 for both the three-month periods ended September 30, 2025, and 2024, respectively. Depreciation expense amounted to $1,189 for both the nine-month periods ended September 30, 2025, and 2024, respectively.

NOTE 8 – LEASES

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, current, and operating lease liabilities, non-current. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The components of lease expense included on the Company’s statements of operations were as follows:

		For the Three Months Ended September 30,
	Expense Classification	2025	2024
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$8,483	$7,876
Accretion of Operating Lease Liabilities	General and Administrative	8,899	9,506
Total Operating Lease Expenses		$17,382	$17,382

		For the Nine Months Ended September 30,
	Expense Classification	2025	2024
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$24,830	$23,491
Accretion of Operating Lease Liabilities	General and Administrative	27,317	28,656
Total Operating Lease Expenses		$52,147	$52,147

Other information related to leases is as follows:	As of	As of
	September 30,	December 31,
	2025	2024
Weighted-Average Remaining Lease Term: Operating Leases (in Years)	3.01	3.04

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

NOTE 8 – LEASES (cont.)

As of September 30, 2025, remaining maturities of lease liabilities were as follows:

Remainder of 2025	17,373
2026	69,492
2027	69,492
2028	45,492
2029	45,492
2030 and Thereafter	365,730
Total Lease Payments	613,071
Less Imputed Interest	(258,985)
Present Value of Lease Liabilities	354,086

NOTE 9 – NOTES PAYABLE

As of September 30, 2025 and December 31, 2024, notes payable amounted to:

	September 30, 2025	December 31, 2024
Notes Payable – Round B	$-	$250,000
Total Notes Payable	$-	$250,000

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $0 and $32,470 was recorded at September 30, 2025 and December 31, 2024, respectively. The notes were converted to common stock at September 1, 2025.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At September 30, 2025 and December 31, 2024, there were 2,170,379 and 1,607,886, respectively, shares of preferred stock issued or outstanding, with issuances of Series A Preferred Stock coming from conversions of debts and fees payable to Series A Preferred Stock.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 15,140,734 and 14,958,817, respectively shares of common stock issued and outstanding. On April 13, 2024, the Company’s Board of Directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. At September 30, 2025, the Company has repurchased a total of 193,052 shares of its common stock, which represents a combination of 31,177 open market purchases and 161,875 shares purchase through private transactions.

On August 29, 2025, the Company received $50,000 consideration and issued 26,316 shares of Common Stock in a privately negotiated transaction with an accredited investor at $1.90 per share.

On September 1, 2025, holders of Round B Notes Payable agreed to convert the entire principal and accrued interest of the Notes into shares of Common Stock at a conversion price of $1.90 per share, resulting in 265,708 shares being issued.

Dividends – The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. This resulted in a total dividend of $37,410 being paid on July 14, 2025 to common stockholders on record at June 30, 2025. A total dividend of $36,928 will be paid on October 10, 2025 to common stockholders on record at September 30, 2025.

Stock-based Compensation - Effective December 17, 2024, the Board of Directors of the Company adopted a board compensation plan. The plan provides for the allocation and issuance of stock warrants to directors of the Company for annual compensation for their services on the Company’s Board of Directors.

Total stock-based compensation expense for warrants to directors was $6,907 and $0 for both the three month periods ended September 30, 2025 and 2024, respectively. Total stock-based compensation expense for warrants to directors was $20,721 and $0 for both the nine-month periods ended September 30, 2025 and 2024, respectively. Stock-based compensation expense was charged to general and administrative expense.

As of September 30, 2025 and December 31, 2024, the Company has $48,343 and $75,971, respectively, of unrecognized compensation cost related to unvested stock warrants granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of three years.

The following table summarizes the activity of our stock warrants for the periods ended September 30, 2025 and December 31, 2024:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value
Outstanding December 31, 2024	225,000	$1	2.96	$82,878
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2025	225,000	$1	2.71	$67,470
Exercisable (Vested) – March 31, 2025	225,000	$1	2.71	$67,470
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2025	225,000	$1	2.46	$97,808
Exercisable (Vested) – June 30, 2025	225,000	$1	2.46	$97,808
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding September 30, 2025	225,000	$1	2.21	266,412
Exercisable (Vested) – September 30, 2025	225,000	$1	2.21	266,412

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

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation (“ARC”) and its subsidiaries and affiliates, an entity in which Thomas Sauve is a director and President.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of September 30, 2025 and December 31, 2024, $0 and $261,243, respectively is outstanding for both periods.

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

NOTE 12 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	September 30, 2025	December 31, 2024
Expected Dividend Yield	0.47%	0.00%
Expected volatility	29.47%	25.02%
Risk-Free Rate	3.73%	4.25%
Expected life of warrants	1.25	1.25

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2024	5,252,990	$-	3.83	$98,756
Exercisable (Vested) - December 31, 2024	5,252,990	$-	3.83	$98,756

Outstanding March 31, 2025	5,252,990	$-	3.58	$79,320
Exercisable (Vested) - March 31, 2025	5,252,990	$-	3.58	$79,320

Outstanding June 30, 2025	5,252,990	$-	3.33	$115,566
Exercisable (Vested) - June 30, 2025	5,252,990	$-	3.33	$115,566

Outstanding September 30, 2025	5,252,990	$-	3.08	265,276
Exercisable (Vested) - September 30, 2025	5,252,990	$-	3.08	265,276

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2024	3,901,201	$0.03	3.83	$-
Exercisable (Vested) - December 31, 2024	3,901,201	$0.03	3.83	$-

Outstanding March 31, 2025	3,901,201	$0.03	3.58	$-
Exercisable (Vested) - March 31, 2025	3,901,201	$0.03	3.58	$-

Outstanding June 30, 2025	3,901,201	$0.03	3.33	$-
Exercisable (Vested) - June 30, 2025	3,901,201	$0.03	3.33	$-

Outstanding September 30, 2025	3,901,201	$0.03	3.08	$-
Exercisable (Vested) - September 30, 2025	3,901,201	$0.03	3.08	$-

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token. During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens. No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note and the warrant were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 at both September 30, 2025 and December 31, 2024, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Liabilities:
Warrant Liability – Public Warrants	3	265,276	98,756

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2025 and December 31, 2024 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 13 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2024	$117,036	$157,584	$274,620
Change in Valuation Inputs or Other Assumptions	(117,036)	(58,828)	(175,864)
Fair Value as of December 31, 2024	-	98,756	98,756

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2025	$-	$98,756	$98,756
Change in Valuation Inputs or Other Assumptions	-	166,520	166,520
Fair Value as of September 30, 2025	-	265,276	265,276

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

NOTE 15 – SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, who is also our CEO, reviews certain financial information, including segmented internal profit and loss statements. All the revenue generating activity is undertaken and assets are held in eastern Kentucky, Indiana, and Limpopo, South Africa.

For all of the segments, the CODM uses segment operating income (loss) in the annual budgeting and forecasting process. The CODM considers profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on assets of each segment with one another.

As the Company’s business units continue to mature and commercialize, management evaluates its operating and reportable segments on a quarterly basis. During the third quarter of 2025, the Company realigned its internal reporting structure to better reflect how the CODM assesses performance and allocates resources. This resulted in a change in the Company’s reportable segments to provide greater transparency into its operations. The change has no impact on the consolidated financial statements, and prior period segment information has been recast to conform to the current period presentation.

During the periods presented, we reported our financial performance based on the following segments: Corporate, Royalty Management Corporation (RMC), RMC Environmental Services (RMCES) and Vault Holding Corporation (Vault).

Our reportable segments are described below.

Corporate - Includes metal recovery revenue and direct cost of sales related to the maintenance of mining operations in connection with the Share Exchange Agreement with Quest Energy. In addition, certain costs areincurred at a corporate level and allocated to our segments. These allocated costs generally include corporate overhead and administrative support costs incurred as a part of a corporate program. Each allocation ismeasured differently based on the specific facts and circumstances of the costs being allocated and is generally based on relative gross margin or relative headcount.

RMC – To invest or purchase assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets.

RMCES – Environmental services business that supports residential, municipal, and commercial development.

Vault – Holds a contract to manage the electrical power account for a coal mining complex in Perry County, Kentucky. The Company plans to leverage this power infrastructure to support digital currency operations, including hosting or managing mining activities.

The accounting policies of our reportable segments are the same as those described in the “Summary of Significant Accounting Policies” for the Company.

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain revenue recognized and costs incurred by one segment may benefit other segments.

The tables below present information about reported segments for the three and nine months ending:

	Three Months Ended September 30, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$9,889	$1,277,925	$15,000	$1,302,814

Gross Profit	-	9,889	121,247	15,000	146,136

Operating Income (Loss)	$(125,017)	$(15,970)	$48,285	$(5,668)	$(98,370)

	Nine Months Ended September 30, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$29,668	$3,478,551	$45,000	$3,553,219

Gross Profit	-	29,668	554,663	45,000	629,331

Operating Income (Loss)	$(508,942)	$(87,712)	$357,266	$(18,341)	$(257,729)

	Three Months Ended September 30, 2024
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$11,123	$119,510	$15,000	$145,633

Gross Profit	-	11,123	114,050	15,000	140,173

Operating Income (Loss)	$(118,221)	$(94,585)	$49,067	$(5,732)	$(169,471)

	Nine Months Ended September 30, 2024
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$33,326	$483,630	$45,000	$561,956

Gross Profit	-	33,326	462,098	45,000	540,424

Operating Income (Loss)	$(428,754)	$(128,838)	$286,972	$(19,952)	$(290,572)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss), for the three and nine months ended September 30, 2025 and 2024, is as follows:

	For the Three Months Ended September 30, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	$-	$1,277,925	$-	$1,277,925
Fee Income	-	2,389	-	-	2,389
Rental Income	-	7,500	-	15,000	22,500

Total Revenue	$-	$9,889	$1,277,925	$15,000	$1,302,814
Cost of Revenue	-	-	(1,156,678)	-	(1,156,678)

Gross Profit	-	9,889	121,247	15,000	146,136

Intangibles Amortization Expense	-	(14,211)	-	-	(14,211)
Depreciation Expense	-	-	-	(396)	(396)
General and Administrative Expenses	(97,886)	(11,648)	(72,962)	(18,022)	(200,518)
Professional fees	(27,131)	-	-	(2,250)	(29,381)
Total Operating Expenses	(125,017)	25,859	(72,962)	(20,668)	(244,506)
Segment Net Income (Loss) from Operations	$(125,017)	$(15,970)	$48,285	$(5,668)	$(98,370)

Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	39,283	-	-	39,283
Income from Investment	-	4,603	-	-	4,603
Gain (Loss) on Warrant Fair Value Adjustment	(149,710)	-	-	-	(149,710)
Interest Expense	-	(4,901)	-	-	(4,901)
Total Other Income (Expense)	(149,710)	38,985	-	-	(110,725)

Net Income (Loss)	$(274,727)	$23,015	$48,285	$(5,668)	$(209,095)

	For the Nine Months Ended September 30, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	$-	$3,478,551	$-	$3,478,551
Fee Income	-	7,168	-	-	7,168
Rental Income	-	22,500	-	45,000	67,500

Total Revenue	$-	$29,668	$3,478,551	$45,000	$3,553,219
Cost of Revenue	-	-	(2,923,888)	-	(2,923,888)

Gross Profit	-	29,668	554,663	45000	629,331

Intangibles Amortization Expense	-	(42,634)	-	-	(42,634)
Depreciation Expense	-	-	-	(1,189)	(1,189)
General and Administrative Expenses	(294,264)	(74,746)	(197,398)	(49,746)	(616,154)
Professional fees	(214,678)	-	-	(12,405)	(227,083)
Total Operating Expenses	(508,942)	(117,380)	(197,398)	(63,340)	(887,060)

Segment Net Income (Loss) from Operations	$(508,942)	$(87,712)	$357,265	$(18,340)	$(257,729)

Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	116,499	-	-	116,499
Income from Investment	-	9,447	-	-	9,447
Gain (Loss) on Warrant Fair Value Adjustment	(166,520)	-	-	-	(166,520)
Interest Expense	-	(19,075)	-		(19,075)
Total Other Income (Expense)	(166,520)	106,871	-	-	(59,649)

Net Income (Loss)	$(675,462)	$19,159	$357,265	$(18,340)	$(317,378)

	For the Three Months Ended September 30, 2024
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	-	119,510	-	$119,510
Fee Income	-	3,623	-	-	3,623
Rental Income	-	7,500	-	15,000	22,500
Total Revenue	$-	$11,123	$119,510	$15,000	$145,633
Cost of Revenue	-	-	(5,460)	-	(5,460)
Gross Profit	-	11,123	114,050	15,000	140,173
Intangibles Amortization Expense	-	(14,211)	-	-	(14,211)
Depreciation Expense	-	-	-	(396)	(396)
General and Administrative Expenses	(72,985)	(91,497)	(63,783)	(12,985)	(241,250)
Professional fees	(45,237)	-	(1,200)	(7,350)	(53,787)
Total Operating Expenses	(118,222)	(105,708)	(64,983)	(20,731)	(309,644)
Segment Net Income (Loss) from Operations	$(118,222)	$(94,585)	$49,067	$(5,731)	$(169,471)
Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	39,090	-	-	39,090
Income from Investment	-	1,382	-	-	1,382
Gain (Loss) on Warrant Fair Value Adjustment	37,296	-	-	-	37,296
Interest Expense	-	(27,453)	-	-	(27,453)
Total Other Income (Expense)	37,296	13,019	-	-	50,315
Net Income (Loss)	$(80,926)	$(81,566)	$49,067	$(5,731)	$(119,156)

	For the Nine Months Ended
	September 30, 2024
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated

Environmental Services	$-	$-	483,630	-	483,630
Fee Income	-	10,826	-	-	10,286
Rental Income	-	22,500	-	45,000	67,500

Total Revenue	$-	$33,326	$483,630	$45,000	$561,956
Cost of Revenue	-	-	(21,532)	-	(21,532)

Gross Profit	-	33,326	462,098	45,000	540,424

Intangibles Amortization Expense	-	(42,634)	-	-	(42,634)
Depreciation Expense	-	-	-	(1,189)	(1,189)
General and Administrative Expenses	(218,763)	(119,530)	(173,926)	(43,566)	(555,785)
Professional Fees	(209,991)	-	(1,200)	(20,197)	(231,388)
Total Operating Expenses	(428,754)	(162,164)	(175,126)	(64,952)	(830,996)

Segment Net Income (Loss) from Operations	$(428,754)	$(128,838)	$286,972	$(19,952)	$(290,572)

Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	112,314	-	-	112,314
Income from Investment	-	4,074	-	-	4,074
Gain (Loss) on Warrant Fair Value Adjustment	219,464	-	-	-	219,464
Interest Expense	-	(128,440)			(128,440)
Total Other Income (Expense)	219,464	(12,052)	-	-	207,412

Net Income (Loss)	$(209,290)	$(140,890)	$286,972	$(19,952)	$(83,160)

Assets are not allocated to segments for internal reporting presentations. Total assets, by segment were as follows:

	September 30, 2025	December 31, 2024
Corporate - RMHC	$22,473	$316
Royalty Management Corporation - Investments	13,207,352	13,058,839
RMC Environmental Services	3,120,220	342,346
Vault Holding Corporation	1,667,548	1,639,163
Consolidated	$18,017,593	$15,040,664

NOTE 16 – SUBSEQUENT EVENTS

The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. A total dividend of $36,928 was paid on October 10, 2025 to common stockholders on record at September 30, 2025.

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

Results of Operations

Our total operating revenues for the three and nine months ended September 30, 2025, were $1,302,815 and $3,553,219, respectively, and $145,632 and $561,956, respectively for the three and nine months ended September 30, 2024. Our revenues are derived from income received from our various investments and the majority of the increase in revenue over the period was primarily due to additional business obtained through the Company’s wholly owned subsidiary, RMC Environmental Services LLC, which signed a new contractor services agreement with a new customer.

Our total cost of revenues for the three and nine months ended September 30, 2025, were $1,156,678 and $2,923,888, respectively and $5,460 and $21,532, respectively for the three and nine months ended September 30, 2024. The primary driver in this increase is the result of the new business contract with RMC Environmental services mentioned above.

Our total operating expenses for the three and nine months ended September 30, 2025, were $244,507 and $887,060, respectively and $309,644 and $830,996, respectively for the three and nine months ended September 30, 2024. There was a decrease to total operating expenses during the three months ended September 30, 2025 due to a decrease in general and administrative and professional fees. There was an increase in total operating expenses for the nine months ended September 30, 2025 due to an increase in general and administrative expenses and professional fees.

Total other expenses and income for the three months ended September 30, 2025 and 2024, were other expenses of $110,725 and other income of $50,315, respectively. Total other expenses and income for the nine months ended September 30, 2025 and 2024, were other expenses of $59,650 and other income of $207,412, respectively. The primary reasons for the decrease were due to losses on warrant fair value adjustment and a decrease in interest expense due to lower note balances during 2025.

Total net loss for the three and nine months ended September 30, 2025, were $209,095 and $317,378, respectively. Total net loss for the three and nine months ended September 30, 2024, were $119,156 and $83,160, respectively.

Liquidity and Capital Resources

The Company’s primary use of positive cash flow has been to provide capital for new investments, increase investment into existing holdings of the Company, discretionary repurchase of Company stock under the existing share repurchase program, pay our quarterly dividend of $0.025 per share, and fund corporate holding and public company costs. As of September 30, 2025, the Company had retained earnings of $914,210. While the Company may have limited financial resources, management believes it has sufficient liquidity to accomplish its primary uses of capital from cash flow. As of September 30, 2025, the Company has positive working capital of $239,111, a cash balance of $173,174 and positive total cash flow of $59,036 for the nine months ended September 30, 2025. In order to execute on its investment and growth plans, the Company will likely be required to raise additional proceeds, through the issuance of equity or debt securities. See Note 9 to the Company’s consolidated financial statements for more information on its Debt Facilities.

Dividends

We paid dividends totaling $36,928 ($0.0025 per share) for the Company’s third quarter 2025 dividend payment (for the three months ended September 30, 2025). On January 30, 2025, our Board of Directors authorized the Company to pay a $0.01 per share dividend for the next four calendar quarters starting on June 30, 2025 and ending on June 30, 2026, and may continue to authorize additional dividend payments thereafter.

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

With respect to the period ending September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2025, the Company’s management, including its Chief Executive Office and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101 attachments).

 ________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	November 13, 2025

By:	/s/ Amanda Kruse
Name:	Amanda Kruse
Title:	Chief Financial Officer
Date:	November 13, 2025

