Form 10-K
period 2025-12-31
Royalty Management Holding Corp
filed 2026-03-31
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40233

ROYALTY MANAGEMENT HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Florida	No. 86-1599759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year; $15,149,705.

There were 15,149,705 shares of the registrant's Common Stock outstanding on March 30, 2026.

ROYALTY MANAGEMENT HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Royalty Management Holding Corporation for the year ended December 31, 2025 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in tax laws; and the cost and effects of legal proceedings. You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions to identify these forward- looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS.

All references to “we,” “us,” “our,” “RMHC” “Royalty”, or the “Company” in this Annual Report on Form 10-K mean Royalty Management Holding Corporation.

We were a blank check company formed under the laws of the State of Delaware on January 20, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”). On October 31, 2023, we consummated a merger with Royalty Management Corporation, an Indiana corporation (“RMC”), whereby RMC became a wholly owned subsidiary of RMHC. Through this combination, RMHC became a royalty company building shareholder value to benefit both its shareholders and communities by acquiring and developing high value assets in a variety of market environments. The model is to acquire and structure cashflow streams around assets that can support the communities by monetizing the current existing cash flow streams while identifying transitionary cash flow from the assets for the future. While we have a generally broad investment mandate across a spectrum of industries, RMHC tends to focus its investments more towards natural resources industries, such as energy and materials needed for infrastructure and high-value commercial and defense puposes, and investments in technologies and intellectual properties that support these industries. Example of these types of investments of the Company include (but are not limited to) investments in intellectual property around the refining of elements and critical minerals, ownership of real estate, infrastructure, permits, and properties that contain coal and other natural resources that can be extracted and mined for a royalty, investments in services businesses that, such as RMC Environmental Services LLC, that support infrastructure expansion, and investment in other companies that participate in natural resources and technologies.

On March 20, 2025 we changed our state of incorporation from the State of Delaware to State of Florida.

ITEM 1A. RISK FACTORS.

Investments in our securities involve substantial risk. The occurrence of one or more of the events or circumstances described in the section of this report entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:

•	RMHC has a relatively short operating history, which makes it difficult to evaluate the business and future prospects difficult and may increase the risk of your investment.
•	Since its inception, all of RMHC’s revenues come from three sources. The loss of any one of these could results in a material adverse effect on RMHC.
•	As a company with portfolio holdings in the mining industry, we face many particular and evolving risks associated with that industry.
•	Our long-term results of operations are difficult to predict and depend on the continued growth of current and future royalty streams.
•	The growth and success of our business depends on the continued contributions of our key executives, as well as our ability to attract and retain qualified personnel.
•	Royalty’s management has limited experience in operating a public company.
•

Royalty may issue additional shares of Common Stock or other equity securities without your approval which could dilute your ownership interests and depress the trading price of Company’s Common Stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common shares and warrants, are traded on The NASDAQ Capital Markets, LLC under the symbols “RMCO” and “RMCOW,” respectively. Upon our business combination, which became effective on October 31, 2023, our units commenced public trading on November 6, 2023. The following table sets forth information as reported by the Nasdaq Capital Markets for the high and low bid and ask prices for each of the eight quarters ending December 31, 2025 for our common stock.

	High	Low
Quarters ending in 2024
March 31	$2.30	$1.10
June 30	1.59	0.70
September 30	1.12	0.74
December 31	1.28	0.86

Quarters ending in 2025
March 31	$1.24	$0.92
June 30	1.32	0.92
September 30	2.34	1.18
December 31	4.76	1.91

Holders

As of December 31, 2025, there were 347 shareholders of record of our common stock. This number includes one position at Cede & Co., there are 94,261 shares where the number of shareholders is unknown. The number of both shareholders of record and beneficial shareholders may change on a daily basis.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities and preferred shareholders. Our Board of Directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. All dividends declared have been paid within 15 days of each quarter end through the date of this report.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Sales of Equity Securities

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At December 31, 2025 and 2024, there were 2,232,879 and 1,607,886, respectively, shares of preferred stock issued or outstanding.

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

As of December 31, 2025, the Company has repurchased a total of 193,052 shares of Common Stock, which represents a combination of 31,177 open market purchases and 161,875 shares purchased through private transactions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the one-year period ended December 31, 2025 and our capital resources and liquidity as of December 31, 2025. Use of the terms “RMHC,” the “Company,” “we,” “us” and “our” in this discussion refer to Royalty Management Holding Corporation and its subsidiaries. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last year, including the trends in the overall business followed by a discussion of our cash flows and liquidity, our credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

We were a blank check company incorporated in Delaware on January 20, 2021, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt. We effectuated our business combination with Royalty Management Corporation (“RMC”) on October 31, 2023. On March 20, 2025 we changed our state of incorporation from the State of Delaware to State of Florida.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 compared to Year Ended December 31, 2024.

Revenues.

Revenues for the years ended December 31, 2025 and 2024 were $4,949,916 and $807,089, respectively. The increase is due to increased volume for our environmental services subsidiary. There was a new contract services agreement signed effective February 1, 2025. This new contract significantly increased the revenue for this subsidiary.

Expenses.

Total cost of revenues for the year ended December 31, 2025 and 2024 were $4,145,139 and $22,699, respectively. The increase is due to increased volume for our environmental services subsidiary. The significant increase in expense is also due to the new contract services agreement signed effective February 1, 2025.

Total Operating Expenses for the year ended December 31, 2025 and 2024 were $1,098,394 and $1,096,748, respectively. Operating expenses remained stabled during these two years.

Total Other Income and Expense for the year ended December 31, 2025 were other expense of $433,273. The change was primarily due to a loss on fair value of warrants liabilities, and a decrease in interest expense due to Round B Notes Payable being converted to common stock on September 1, 2025.

Total Other Income and Expense for the year ended December 31, 2024 were other income of $198,097, mostly from interest income, income from investment in FUB Mineral which is accounted for on the equity method of accounting, the fair value adjustments of warrant liabilities, and interest expense.

Financial Condition.

Total Assets as of December 31, 2025 and 2024 amounted to $16,652,523 and $15,040,664, respectively. The increase in assets was primarily due to an increase in accounts receivable associated with the new contract services agreement.

Total Liabilities as of December 31, 2025 and 2024 amounted to $2,966,716 and $1,414,940, respectively. The increase in liabilities was primarily due to an increase in accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary use of positive cash flow has been to fund corporate holding and public company costs. As of December 31, 2025, the Company had retained earnings of $504,698. The Company has limited financial resources. As of December 31, 2025, the Company had positive working capital of $264,585, a cash balance of $133,064 and total positive cash flow for the year totaling $18,926. In order to execute on its investment and growth plans, the Company will likely be required to raise additional proceeds, through the issuance of equity or debt securities. While we anticipate generating sufficient cash from operations to meet our obligations and plans, if necessary, we can reduce investment expenditures or seek alternative financing to enhance our liquidity position.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as of December 31, 2025 and 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Administrative Services Arrangement

The Company’s Sponsor agreed, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor $10,000 per month for these services. At the date of business combination, the services agreement terminated. As of the year ended December 31, 2024, $120,000, is accrued and owed under this agreement. On March 1, 2025, the Company and American Resources Corporation (“ARC”) negotiated the settlement of $381,243 which includes $120,000 for the Administrative Services Arrangement and $261,243 for the Promissory Note – Related Party. In this settlement, the Company issued ARC 381,243 shares of Series A Preferred Stock in the Company.

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

 December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Royalty Management Holding Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Management Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CM3 Advisory

CM3 Advisory (PCAOB ID 6866)

San Diego, California

March 30, 2026

We have served as the Company’s auditor since 2024.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	$133,064	$114,138
Accounts Receivable	1,662,408	180,881
Prepaid Insurance	-	3,626
Interest Receivable	391,034	260,069
Fee Income Receivable	53,504	194,482
Total Current Assets	2,240,010	753,196

Investments in Corporations and LLCs	10,248,661	10,235,925
Convertible Notes Receivable	1,430,000	1,430,000
Notes Receivable	262,905	93,422
Due from Related Party	-	316
Intangible Assets, Net	1,971,554	1,972,899
Restricted Cash	195,350	195,350
Tools, Machinery & Equipment, Net	2,246	3,832
Operating Lease Right-Of-Use Assets, Net	301,797	355,724
TOTAL ASSETS	$16,652,523	$15,040,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable – Related Party	$-	$381,243
Accounts Payable	1,614,628	105,326
Due to Related Party	-	1,500
Current Portion of Operating Lease Liabilities	36,996	33,490
Current Portion of Notes Payable	-	250,000
Dividends Payable	37,852	-
Returnable Deposit	27,000	-
Accrued Expenses	258,949	218,377
Total Current Liabilities	1,975,425	989,936

Operating Lease Liabilities	308,402	326,248
Fair Value Liability of Public Warrants	682,889	98,756
TOTAL LIABILITIES	$2,966,716	$1,414,940

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of the years ended December 31, 2025 and 2024	-	-
Preferred Stock: $1.00 par value; 5,000,000 shares authorized, 2,232,879 and 1,607,886 shares issued and outstanding as of the years ended December 31, 2025 and 2024	2,232,879	1,607,886
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 15,149,655 and 14,958,817 shares issued and outstanding as of the years ended December 31, 2025 and 2024	1,515	1,496

Dividends Declared	(112,191)	-

Additional Paid-In Capital	11,058,906	10,784,754

Retained Earnings	504,698	1,231,588

Total Stockholders’ Equity	13,685,807	13,625,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,652,523	$15,040,664

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31,

	For the Years Ended December 31,
	2025	2024

Environmental Services	4,850,358	686,230
Fee Income	9,558	30,859
Rental Income	90,000	90,000
TOTAL REVENUE	4,949,916	807,089

Cost of Revenue	(4,145,139)	(22,699)

GROSS PROFIT	804,777	784,390

Intangibles Amortization Expense	(56,846)	(56,846)
Depreciation Expense	(1,586)	(1,586)
General and Administrative Expenses	(781,842)	(761,369)
Professional Fees	(258,120)	(276,947)
Total Operating Expenses	(1,098,394)	(1,096,748)

NET LOSS FROM OPERATIONS	(293,617)	(312,358)

OTHER INCOME (EXPENSE)
Interest Income	157,198	152,123
Income from Investment	12,736	5,491
(Loss) Gain on Warrant Fair Value Adjustment	(584,132)	175,864
Interest Expense	(19,075)	(135,381)
Total Other (Expense) Income	(433,273)	198,097

NET LOSS	(726,890)	(114,261)

Weighted Average Shares Outstanding, Basic	14,979,672	14,958,817
Net Loss Per Share, Basic	$(0.05)	$(0.01)

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred	Stock	Dividends	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Declared	Capital	Earnings	Equity
Balance December 31, 2023	14,270,761	$1,427	-	-	-	$9,766,604	$1,345,849	$11,113,880
Shares Issued for Purchase of Debt	693,334	69	1,110,053	1,110,053		1,039,931		2,150,053
Shares Issued for Services			497,833	497,833				497,833
Share Buyback	(31,177)	(3)				(28,684)		(28,687)
Stock Compensation - Warrants						6,906		6,906
Preferred Stock – Stock Dividends	25,899	3				(3)		-
Net Loss							(114,261)	(114,261)
Balance December 31, 2024	14,958,817	$1,496	1,607,886	1,607,886	-	$10,784,754	$1,231,588	$13,625,724
Shares Issued for Purchase of Debt			381,243	381,243				381,243
Shares Issued for Services			243,750	243,750				243,750
Shares Issued for Conversion of Notes Payable	265,708	27				301,518		301,545
Shares Issued for Private Sale of Restricted Common Stock	26,316	3				49,997		50,000
Share Buyback	(161,875)	(16)				(104,984)		(105,000)
Stock Compensation - Warrants						27,626		27,626
Preferred Stock – Stock Dividends	60,739	6				(6)		-
Dividends Declared					(112,191)			(112,191)
Net Loss							(726,890)	(726,890)
Balance December 31, 2025	15,149,705	$1,515	2,232,879	$2,232,879	(112,191)	$11,058,906	$504,698	$13,685,807

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31,

	For the Years Ended December 31,
	2025	2024
Cash flows from Operating Activities:
Net Loss	$(726,890)	$(114,261)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations
Amortization Expense of Operating Lease Right-of-Use Assets	39,588	4,887
Amortization of Intangibles	56,846	56,846
Bad Debt Expense	18,039	-
Depreciation Expense	1,586	1,586
Issuance of Preferred Shares for Service	243,750	1,607,886
Stock Compensation - Warrants	27,626	6,906
Fair Value Adjustment of Public Warrants	584,132	(58,828)
Fair Value Adjustment of Private Warrants	-	(117,036)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,499,567)	(110,558)
Prepaid Insurance	3,626	(3,626)
Interest Receivable	(130,965)	(135,343)
Fee Income Receivable	140,979	115,304
Accounts Payable – Related Party	(381,243)	-
Accounts Payable	1,509,301	9,255
Due to Related Party	(1,184)	1,184
Dividends Payable	37,852	-
Deferred Revenue	-	(17,643)
Returnable Deposit	27,000	-
Accrued Expenses	40,572	(600,269)
Net Cash (Used in) Provided by Operating Activities	(8,952)	646,290

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(12,736)	(5,491)
Investments in Convertible Notes Receivable	-	(30,000)
Withdrawal from Notes Receivable	43,422	141,845
Investments in Notes Receivable	(212,905)	-
Investments in Intangible Assets	(55,500)	(125,000)
Net Cash Used in Investing Activities	(237,719)	(18,646)

Cash Flows from Financing Activities
Preferred Shares Issued for Purchase of Debt	381,243	-
Common Shares Repurchased	(105,000)	(28,687)
Shares Issued for Private Sale of Restricted Common Stock	50,000	-
Shares Issued for Conversion of Notes Payable	301,545	-
Proceeds from Notes Payable	-	1,040,000
Payments on Notes Payable	(250,000)	(20,000)
Payments on Convertible Notes	-	(1,681,755)
Dividends Paid to Shareholders	(112,191)	-
Net Cash Provided by (Used in) Provided by Financing Activities	265,597	(690,442)

Net Change in Cash	18,926	(62,798)
Cash – Beginning of Year	309,488	372,286
Cash – End of Year	$328,414	$309,488

Supplemental Information
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

The accompanying footnotes are integral to the consolidated financial statements.

ROYALTY MANAGEMENT HOLDING COPRORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2025 and 2024

NOTE 1 - NATURE OF OPERATIONS

American Acquisition Opportunity Inc was a blank check company organized on January 20, 2021 under the laws of the State of Delaware and effectuated its combination with Royalty Management Corporation (“RMC”) on October 31, 2023 and at that point changed its name to Royalty Management Holding Corporation (“RMHC” or the “Company”). On March 20, 2025, the Company changed its state of incorporation from the State of Delaware to State of Florida. The Company’s business model is to invest or purchase assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. These assets typically are natural resources assets (including real estate and mining permits), patents, intellectual property, and emerging technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s financial statements subsidiaries include the accounts of the Company and the merged corporation RMC, and RMC’s wholly owned subsidiaries, RMC Environmental Services LLC (“RMC ES”) and Vault Holding Corporation (“Vault”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed federally insured limit of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Restricted Cash

At December 31, 2025 and 2024, RMC has $195,350 in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC.

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statement of cash flows for the years ended December 31, 2025 and 2024.

	December 31,	December 31,
	2025	2024
Cash and Cash Equivalents	$133,064	$114,138
Restricted Cash	195,350	195,350
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$328,414	$309,488

Allowance for Credit Losses

The Company recognizes an allowance for losses on trade accounts receivable in an amount equal to the estimated probable losses net of recoveries. The current expected credit loss model requires the recognition of lifetime expected credit losses at each reporting date, considering past events, current conditions, and reasonable forecasts. In assessing the credit quality of our portfolio, management utilizes a provision matrix that classifies trade receivables by customer type and age of receivable. For receivables with questionable collectability, a specific reserve is assigned. The estimated credit losses are a reflection of these factors, with the matrix applying percentages to the receivables based on their risk profile, adjusted for current and expected future conditions.

Allowance for credit losses amounted to $18,039 and $0 for the years ended December 31, 2025 and 2024, respectively.

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

There was no impairment loss recognized during the periods ending December 31, 2025 and 2024, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” from services provided when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured.

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. Environmental Services income is predominantly sourced from a combination of income the Company receives from receiving or selling construction byproducts, such as dirt and asphalt, or providing contract labor to industrial clients for a fee.  Rental income is typically associated with rents and fees the Company receives from tenants on Company-controlled properties.  The Company anticipates additional income in the future in the form of royalty income from investments in various mining projects, real estate, and technologies. As of December 31, 2025, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

The following table disaggregates our revenue by major service line for the years ended:

	December 31,	December 31,
	2025	2024
Environmental Services	$4,850,358	$686,230
Fee Income	9,558	30,859
Rental Income	90,000	90,000
Total Revenue	4,949,916	807,089

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

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of US treasury government bonds with a remaining term equal to the expected life of the option. The expected dividend yield is 0.324% based on the Company’s current dividend rate of $0.01 per year, payable calendar quarterly.

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

The provision for income taxes was deemed to be de minimis for the years ending December 31, 2025 and 2024.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the statement of operations where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 - INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024

FUB Mineral LLC	$624,956	$612,220
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,248,661	$10,235,925

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (or “FUB”) in the amount of $250,000 in exchange 38.45% of the membership interest. As such, the investment in FUB will be accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. FUB Mineral is an entity that owns or controls coal properties and real estate in the United States that can be leased to mining companies for rental income or a royalty on sales. The Company recorded passthrough activity of $12,736 and $5,491, for the years ended December 31, 2025 and 2024, respectively.

Ferrox Holdings Ltd.

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. (“Maxpro”) to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. (“Ferrox”) that was owned by Maxpro. RMC has a 9.9% ownership interest in Ferrox. As such, the investment in Ferrox will be accounted for using the cost method of accounting. Ferrox is a mining company with operations in South Africa that is focused on extracting and selling iron, vanadium, titanium, and phosphate. The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 4 - CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024

Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd.	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	430,000
Total Convertible Notes Receivable	$1,430,000	$1,430,000

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

Ferrox Holdings Ltd.

In March 2022 and September 2022, the Company made a series of investments totaling $250,000 into convertible debt of Ferrox. The convertible debt holds a 7.0% annual interest rate, compounded annually, and is convertible into common stock of Ferrox at $0.15 per share. The convertible debt is unsecured and has no guarantees. As part of its investment in the convertible debt of Ferrox, the Company also received an additional 166,667 common shares of Ferrox at each of the five dates of investment that took place during March and September 2022, for a total 835,335 common shares.

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

NOTE 5 - NOTES RECEIVABLE

Notes receivable as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
American Resources Corporation	$-	$43,422
McCoy Elkhorn Coal LLC	99,375	-
Perry County Resources LLC	95,000	-
T.R. Mining & Equipment Ltd.	68,530	50,000
Total Notes Receivable	$262,905	$93,422

American Resources Corporation

On July 31, 2022, the Company purchased certain payments that are owed to Texas Tech University (“TTU”) from American Resources Corporation for the agreement to participate in sponsored research services performed by TTU and agreed to assume responsibility for those payments. The payments that were due to TTU amounted to $100,000 and the Company has since paid the full amount so far on behalf of American Resources Corporation. A note payable between the Company and ARC was created to reflect the assumption by the Company of these payments and the note paid interest of 7.0% interest rate, compounded quarterly. The note originally matured on July 31, 2024, but was extended on July 30, 2024 to mature on July 31, 2026. There are no collateral or guarantees. The operator of the technology is a related entity and is described more in Note 11.

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

NOTE 6 - INTANGIBLE ASSETS

Intangible assets as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024

Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	100,000
Reelement Technologies Operating Corporation	80,500	25,000
Less: Accumulated Amortization	(192,166)	(135,321)
Total Intangible Assets	$1,971,554	$1,972,899

Amortization expense - Intangible Assets totaled $56,846 for both years ended December 31, 2025 and 2024.

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens. The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party. The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases. As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note. Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of December 31, 2025. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

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

NOTE 6 - INTANGIBLE ASSETS (cont.)

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

Reelement Technologies Operating Corporation

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Operating Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of December 31, 2025, $25,000 has been invoiced and paid.

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

On September 1, 2025, the Company entered into a Royalty Agreement with ReElement whereby RMC will provide payment of the patent development for ReElement in exchange for a royalty. The fees RMC will pay directly to a third-party vendor on behalf of ReElement will be for a twelve-month period beginning the date of the contract. These fees will be for the creation of the patent(s) utilized by ReElement. As of December 31, 2025, $55,500 has been invoiced and paid to the third-party vendor. RMC will receive a royalty from the gross sales resulting from ReElement’s use or license of the Intellectual Property equal to 2.5% occurring until RMC receives royalty payments to 115% of the fees paid, and then 0.50% occurring through the remainder of the royalty term. The intangible will be treated as an indefinite lived asset as the ongoing royalty rights will remain in place indefinitely.

As of December 31, 2025, future amortization expense are as follows:

2026	56,846
2027	41,846
2028	11,846
2029	11,846
2030	11,846
Thereafter	116,495
250,725

NOTE 7 - PROPERTY AND EQUIPMENT

At December 31, 2025 and 2024, property and equipment were comprised of the following:

	December 31, 2025	December 31, 2024

Tools, Machinery & Equipment	$7,928	$7,928
Less: Accumulated Depreciation	(5,682)	(4,096)
Total Property and Equipment, Net	$2,246	$3,832

Depreciation expense amounted to $1,586 for both the years ended December 31, 2025, and 2024, respectively.

NOTE 8 - LEASES

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

 As of December 31, 2025 and 2024 right of use assets and liabilities were comprised of the following:

	December 31, 2025	December 31, 2024
Assets:
ROU Assets	$402,754	$421,550
Accumulated Amortization	(100,957)	(65,826)
ROU Assets, Net	301,797	355,724

Liabilities
Current:
Operating Lease Liabilities	$36,996	33,490
Non-Current
Operating Lease Liabilities	308,402	$326,248

		For the Years Ended December 31,
	Expense Classification	2025	2024
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$33,388	$31,414
Accretion of Operating Lease Liabilities	General and Administrative	34,941	38,115
Total Operating Lease Expenses		$68,329	$69,529

Other information related to leases is as follows:	As of	As of
	December 31,	December 31,
	2025	2024

Weighted-Average Remaining Lease Term: Operating Leases (in Years)	2.99	3.04

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

As of December 31, 2025, remaining maturities of lease liabilities were as follows:

2026	69,492
2027	69,492
2028	45,492
2029	45,492
2030	45,492
Thereafter	320,238
Total Lease Payments	595,698
Less Imputed Interest	(250,300)
Present Value of Lease Liabilities	345,398

NOTE 9 - NOTES PAYABLE

As of December 31, 2025 and 2024, notes payable amounted to:

	December 31, 2025	December 31, 2024

Notes Payable – Round B	$-	$250,000
Total Notes Payable	$-	$250,000

Notes Payable – Round B

These notes bear a 10% annual interest rate, compounded calendar quarterly. Accrued interest of $0 and $32,470 was recorded at December 31, 2025 and 2024, respectively. The notes were converted to common stock at September 1, 2025.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock-The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At December 31, 2025 and 2024, there were 2,232,879 and 1,607,886, respectively, shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2025 and 2024, there were 15,149,705 and 14,958,817, respectively shares of common stock issued and outstanding. On April 13, 2024, the Company’s Board of Directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its Class A common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. At December 31, 2025, the Company has repurchased a total of 193,052 shares of its common stock, which represents a combination of 31,177 open market purchases and 161,875 shares purchased through private transactions.

NOTE 10 - STOCKHOLDERS’ EQUITY (cont.)

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

Dividends – The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. This resulted in a total dividend of $37,410 being paid on July 14, 2025 to common stockholders on record at June 30, 2025. A total dividend of $36,928 was paid on October 10, 2025 to common stockholders on record at September 30, 2025. A total dividend of $37,852 will be paid on January 10, 2026 to common stockholders on record at December 31, 2025.

Stock-based Compensation - Effective December 17, 2024, the Board of Directors of the Company adopted a board compensation plan. The plan provides for the allocation and issuance of stock warrants to directors of the Company for annual compensation for their services on the Company’s Board of Directors.

Total stock-based compensation expense for warrants to directors was $27,626 and $6,906 for the years ended December 31, 2025 and 2024, respectively, which was charged to general and administrative expense.

As of December 31, 2025 and 2024, the Company has $41,437 and $75,971, respectively, of unrecognized compensation cost related to unvested stock warrants granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of three years.

The following table summarizes the activity of our stock warrants:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2023	-	$-	-	-
Granted	225,000	$1	2.96	$82,878
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2024	225,000	$1	2.96	$82,878
Exercisable (Vested) - December 31, 2024	225,000	$1	2.96	$82,878
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2025	225,000	$1	1.95	$482,159
Exercisable (Vested) - December 31, 2025	225,000	$1	1.95	$482,159

NOTE 11 - RELATED PARTY TRANSACTIONS

Land Resources & Royalties LLC / Wabash Enterprises LLC

The Company currently, and  may at times in the future, leases property from Land Resources & Royalties LLC (“LRR”) and enter into various other arms-length agreements with LRR and/or its parent company, Wabash Enterprises LLC, entities managed by Thomas Sauve. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

American Resources Corporation

The Company may at times enter into arms-length agreements with American Resources Corporation (“ARC”) and its subsidiaries and affiliates, an entity in which Thomas Sauve is a director and President.

First Frontier Capital LLC

The Company may at times enter into financing agreements with First Frontier Capital LLC, an entity managed by Thomas Sauve, Chief Executive Officer and Chairman of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.” On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Common Stock of the Company.

T.R. Mining & Equipment Ltd.

The Company may at times enter into arms-length agreements with T. R. Mining & Equipment Ltd., an entity that has provided American Resources Corporation with certain sales rights. RMHC has currently provided investment to T. R. Mining & Equipment in the form of debt, in combination with the right to receive a royalty from the sales.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of the years ended December 31, 2025 and 2024, $0 and $261,243 is outstanding, respectively.

NOTE 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are as follows: accrued expenses.

Deferred tax assets consisted of $152,314 and $23,662 at December 31, 2025 and 2024, respectively, which was fully reserved. Deferred tax assets consist of net operating loss carryforwards in the amount of $588,297 and $435,983 at December 31, 2025 and 2024, respectively, which was fully reserved. The net operating loss carryforwards for year 2022 begin to expire in 2042. The application of net operating loss carryforwards are subject to certain limitations as provided for in the tax code. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance reflect the impact of the tax law.

The Company’s effective income tax rate is lower than what would be expected if the U.S. federal statutory rate (21%) were applied to income before income taxes primarily due to certain expenses being deductible for tax purposes but not for financial reporting purposes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. All years are open to examination as of December 31, 2025.

NOTE 13 - WARRANTS

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

The Company will not be obligated to deliver any common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue common stock upon exercise of a warrant unless the common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

NOTE 13 - WARRANTS (cont.)

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

In addition, if (a) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (c) the volume weighted average trading price of its ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 13 - WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	2025	2024
Expected Dividend Yield	0.32%	0.00%
Expected Volatility	35.61%	25.02%
Risk-Free Rate	3.72%	4.25%
Expected Life of Warrants	0.25	1.25

Public Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value

Outstanding December 31, 2024	5,252,990	$-	3.83	$98,756
Exercisable (Vested) - December 31, 2024	5,252,990	$-	3.83	$98,756

Outstanding December 31, 2025	5,252,990	$-	2.83	$682,889
Exercisable (Vested) - December 31, 2025	5,252,990	$-	2.83	$682,889

Private Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value

Outstanding December 31, 2024	3,901,201	$0.03	3.83	$-
Exercisable (Vested) - December 31, 2024	3,901,201	$0.03	3.83	$-

Outstanding December 31, 2025	3,901,201	$0.03	2.83	$-
Exercisable (Vested) - December 31, 2025	3,901,201	$0.03	2.83	$-

NOTE 14 - FAIR VALUE MEASUREMENTS

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token. During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens. No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC. The note and the warrants were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 at both years ended December 31 2025, and 2024.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Liabilities:
Warrant Liability – Public Warrants	3	682,889	98,756

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2025 and 2024 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

NOTE 14 - FAIR VALUE MEASUREMENTS (cont.)

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

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2024	$117,036	$157,584	$274,620
Change in Valuation Inputs or Other Assumptions	(117,036)	(58,828)	(175,864)
Fair Value as of December 31, 2024	-	98,756	98,756

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2025	$-	$98,756	$98,756
Change in Valuation Inputs or Other Assumptions	-	584,133	584,133
Fair Value as of December 31, 2025	-	682,889	682,889

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - SEGMENT REPORT

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

Corporate - Includes metal recovery revenue and direct cost of sales related to the maintenance of mining operations in connection with the Share Exchange Agreement with Quest Energy. In addition, certain costs are incurred at a corporate level and allocated to our segments. These allocated costs generally include corporate overhead and administrative support costs incurred as a part of a corporate program. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated and is generally based on relative gross margin or relative headcount.

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

NOTE 16 - SEGMENT REPORT (cont.)

The tables below present information about reported segments for the years ending:

	December 31, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$39,558	$4,850,358	$60,000	$4,949,916

Gross Profit	-	39,558	705,219	60,000	804,777

Operating Income (Loss)	$(638,892)	$(100,346)	$466,519	$(20,898)	$(293,617)

	December 31, 2024
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$60,859	$686,230	$60,000	$807,089

Gross Profit	-	60,859	663,531	60,000	784,390

Operating Income (Loss)	$(557,944)	$(126,381)	$393,988	$(22,021)	$(312,358)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss), for the years ended December 31, 2025 and 2024, is as follows:

	December 31, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	$-	$4,850,358	$-	$4,850,358
Fee Income	-	9,558	-	-	9,558
Rental Income	-	30,000	-	60,000	90,000

Total Revenue	$-	$39,558	$4,850,358	$60,000	$4,949,916
Cost of Revenue	-	-	(4,145,139)	-	(4,145,139)

Gross Profit	-	39,558	705,219	60,000	804,777

Intangibles Amortization Expense	-	(56,846)	-	-	(56,846)
Depreciation Expense	-	-	-	(1,586)	(1,586)
General and Administrative Expenses	(396,177)	(83,058)	(238,700)	(63,907)	(781,842)
Professional fees	(242,715)	-	-	(15,405)	(258,120)
Total Operating Expenses	(638,892)	(139,904)	(238,700)	(80,898)	(1,098,394)
Segment Net (Loss) Income from Operations	$(638,892)	$(100,346)	$466,519	$(20,898)	$(293,617)

Reconciliation to Net (Loss) Income:
Other Income (Expense)
Interest income	-	157,198	-	-	157,198
Income from Investment	-	12,736	-	-	12,736
Loss on Warrant Fair Value Adjustment	(584,132)	-	-	-	(584,132)
Interest Expense	-	(19,075)	-	-	(19,075)
Total Other (Expense) Income	(584,132)	150,859	-	-	(433,273)

Net (Loss) Income	$(1,223,024)	$50,513	$466,519	$(20,898)	$(726,890)

	December 31, 2024
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	-	686,230	-	$686,230
Fee Income	-	30,859	-	-	30,859
Rental Income	-	30,000	-	60,000	90,000
Total Revenue	$-	$60,859	$686,230	$60,000	$807,089
Cost of Revenue	-	-	(22,699)	-	(22,699)
Gross Profit	-	60,859	663,531	60,000	784,390
Intangibles Amortization Expense	-	(56,846)	-	-	(56,846)
Depreciation Expense	-	-	-	(1,586)	(1,586)
General and Administrative Expenses	(306,744)	(130,394)	(268,343)	(55,888)	(761,369)
Professional fees	(251,200)	-	(1,200)	(24,547)	(276,947)
Total Operating Expenses	(557,944)	(187,240)	(269,543)	(82,021)	(1,096,748)
Segment Net (Loss) Income from Operations	$(557,944)	$(126,381)	$393,988	$(22,021)	$(312,358)
Reconciliation to Net (Loss) Income:
Other Income (Expense)
Interest income	-	152,123	-	-	152,123
Income from Investment	-	5,491	-	-	5,491
Gain on Warrant Fair Value Adjustment	175,864	-	-	-	175,864
Interest Expense	-	(135,381)	-	-	(135,381)
Total Other (Expense) Income	175,864	22,233	-	-	198,097
Net (Loss) Income	$(382,080)	$(104,148)	$393,988	$(22,021)	$(114,261)

Assets are not allocated to segments for internal reporting presentations. Total assets, by segment were as follows:

	December 31, 2025	December 31, 2024
Corporate - RMHC	$(1,303)	$316
Royalty Management Corporation - Investments	13,228,315	13,058,839
RMC Environmental Services	1,716,360	342,346
Vault Holding Corporation	1,709,151	1,639,163
Consolidated	$16,652,523	$15,040,664

NOTE 17 - SUBSEQUENT EVENTS

The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. A total dividend of $37,852 was paid on January 10, 2026 to common stockholders on record at December 31, 2025. A dividend has been declared for the period ending March 31, 2026.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, due to the weaknesses in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate the concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

As of December 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal controls over financial reporting were not effective for the purposes for which it is intended. Specifically, managements determination was based on the following material weakness which existed as of December 31, 2025:

Due to the Company’s insufficient number of staff performing accounting and reporting functions, there is a lack of segregation of duties within the financial reporting function resulting in limited level of multiple reviews among those tasked with preparing the financial statements.

The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2025, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2025 that have materially affected the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors as of December 31, 2025:

Name	Age	Positions

Julie Griffith	69	Independent Director
Josh Hawes	40	Independent Director, Chairman of the Board of Directors
Roy Smith	59	Independent Director
William Kincaid	48	Independent Director
Thomas M. Sauve	45	Director/Chief Executive Officer
Amanda Kruse	40	Chief Financial Officer

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

Amanda Kruse, Chief Financial Officer, in her role at the Company, Amanda oversees all financial reporting and accounting. Amanda has over 15 years of experience in public and financial accounting with her most recent position as Controller of Royalty Management Holding Corporation. Her experience includes implementation of several scalable accounting and financial processes and platforms to ensure proper checks and balances and cost controls at various organizations. Amanda is a graduate of Kelley School of Business at Indiana University in Indianapolis with a Bachelor of Science in Business and a Master of Science in Accounting.

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

Ben Kincaid, Director, currently serves as Chief Executive Officer of ReElement Technologies Africa, Ltd., a subsidiary of ReElement Technologies Operating Corporation after a career as a U.S. Diplomat serving and leading teams in multiple countries in Africa, the Middle East, and South Asia. Ben spent the last several years living and working throughout Africa, supporting strategic national security imperatives in partnership with several African nations. Working across the U.S. interagency and with senior foreign officials, Ben drove partnered approaches to America's most pressing national security challenges, and in some of the world's most troubled places. Consistently chosen to lead teams in challenging environments, Ben served the entirety of his national security service career in the field. Ben is also a leadership advisor with Allegro Group, a talent and leadership transformation company. Ben lives with his wife and daughter in Santo Domingo, where his wife is currently posted to the U.S. Embassy. He holds a BA in International Studies and Political Science from Virginia Military Institute and an MA in Latin American Studies from Georgetown University. Ben speaks French, Spanish, and Pashto.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2025 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2025, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer and Director Compensation

Overview

As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have opted to comply with the scaled disclosure requirements applicable to emerging growth companies.

The named executive officer and director compensation described in this section discusses our 2025 compensation programs. This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations and determinations regarding future compensation programs.

Executive and Director Compensation

The Company’s Board of Directors, with input from our Chief Executive Officer, has historically determined the compensation for our named executive officers. Our named executive officers for the fiscal year ended December 31, 2025, which consist of our principal executive officer and the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2025, are:

•	Thomas Sauve, Chief Executive Officer; and

•	Amanda Kruse, Chief Financial Officer

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

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal position		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Thomas M. Sauve, Chief Executive Officer, Director (1)	2025	$100,000	-0-	53,578	-0-	-0-	-0-	$153,578
	2024	$100,000	-0-	53,578	-0-	-0-	-0-	$153,578

Amanda Kruse, Chief Financial Officer	2025	$100,000	-0-	-0-	-0-	-0-	-0-	$100,000
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kirk P. Taylor, Previous Chief Financial Officer	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Julie Griffith, Director (2)	2025	-0-	-0-	53,578	-0-	-0-	-0-	53,578
	2024	-0-	-0-	53,578	-0-	-0-	-0-	53,578

Josh Hawes, Director (3)	2025	-0-	-0-	53,578	-0-	-0-	-0-	53,578
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Roy Smith, Director (4)	2025	-0-	-0-	53,578	-0-	-0-	-0-	53,578
	2024	-0-	-0-	53,578	-0-	-0-	-0-	53,578

Ben Kincaid, Director (5)	2025	-0-	-0-	53,578	-0-	-0-	-0-	53,578
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Benjamin Wrightsman, Director (6)	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	53,535	-0-	-0-	-0-	53,535

20

(1)

Thomas Sauve was appointed a Director of the Company prior to October 31, 2023. 2025 and 2024 accrued compensation of $100,000 was converted to preferred stock on each calendar quarter beginning September 1, 2024. The value of the stock warrants in Column (d) represents amortized book value of warrants valued using the Black-Scholes Options Pricing Model and does not represent the actual cash value of the warrants to the warrant holder. During each 2025 and 2024, 25,000 stock warrants were issued for board service. 2023 Board compensation of $15,000 was also converted to preferred stock on September 1, 2024.

(2)

Julie Griffith was appointed as a director on October 31, 2023, as part of the Business Combination. The value of the stock warrants in Column (d) represents amortized book value of warrants valued using the Black-Scholes Options Pricing Model and does not represent the actual cash value of the warrants to the warrant holder. During each 2025 and 2024, 25,000 stock warrants were issued for board service.

(3)	Josh Hawes was appointed as a director on November 25, 2024. During 2025, 25,000 stock warrants were issued for board service.

(4)

Roy Smith was appointed as a director on February 12, 2024. The value of the stock warrants in Column (d) represents amortized book value of warrants valued using the Black-Scholes Options Pricing Model and does not represent the actual cash value of the warrants to the warrant holder. During each 2025 and 2024, 25,000 stock warrants were issued for board service.

(5)	Ben Kincaid was appointed as a director on November 25, 2024. During 2025, 25,000 stock warrants were issued for board service.

(6)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At December 31, 2025, we had 15,149,705 shares of common stock issued and outstanding. Voting power represents the voting power of common stock owned beneficially by such person. On all matters to be voted upon, the holders of the common stock vote together as a single class. Except as otherwise set forth below, the following table sets forth information known to us as of December 31, 2025 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each director and nominee;
●	each named executive officer; and
●	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 12115 Visionary Way, Suite 174, Fishers IN 40638. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him or her (or certain persons whose ownership is attributed to him or her) and that can be acquired by him or her within 60 days from December 31, 2025, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him or her, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	%
Directors and Named Executive Officers of the Company
Thomas Sauve, Chief Executive Officer and Director	-0-	*	%
Amanda Kruse, Chief Financial Officer	37,585	*	%
Julie Griffith, Independent Director	376	*	%
Josh Hawes, Independent Director	1,503	*	%
Roy Smith, Independent Director	-0-	*	%
Ben Kincaid, Independent Director	376	*	%
All Directors and Executive Officers of the Company as a Group (6 Individuals)	39,840	*	%
All
Five Percent Holders
Liberty Hill Capital Management LLC	1,420,108	9.37%
First Frontier Capital LLC(3)	1,204,708	7.95%
White River Holdings LLC	1,106,886	7.31%
Homewood Holdings LLC	1,052,377	6.95%
Midwest General Investment Company LLC	1,000,472	6.60%
White River Ventures LLC(3)	855,196	5.64%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following individuals is c/o Royalty Management Holding Corporation, 12115 Visionary Way, Suite 174, Fishers, IN 46038.
(2)	Excludes shares issuable pursuant to any warrants outstanding.
(3)	Manager of entity is Thomas Sauve.

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

Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of our shares of common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our shares of common stock or pre-initial business combination activity. Further, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our Initial Public Offering in favor of our initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Land Resources & Royalties LLC / Wabash Enterprises LLC

The Company may at times in the future lease property from Land Resources & Royalties LLC (“LRR”) and enter into various other agreements with LRR and/or its parent company, Wabash Enterprises LLC, entities managed by Thomas Sauve. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

American Resources Corporation

The Company may at times enter into agreements with American Resources Corporation (“ARC”) and its subsidiaries and affiliates, an entity in which Thomas Sauve is a director and President.

First Frontier Capital LLC

The Company may at times enter into financing agreements with First Frontier Capital LLC, an entity managed by Thomas Sauve, Chief Executive Officer of the Company. On February 1, 2022, First Frontier Capital LLC invested $10,000 cash into the Company in the form of the Round A Convertible Note and 385 warrants issued under Warrant “A-7.” On October 31, 2023, as part of the Business Combination, the notes and warrants held by First Frontier Capital LLC were converted into Common Stock of the Company.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of the years ended December 31, 2025 and 2024, $0 and $261,243 is outstanding, respectively.

Director Independence

Each of Julie Griffith, Josh Hawes, Roy Smith, and Ben Kincaid, the directors of the Company at December 31, 2025, are independent directors as defined by the NASDAQ Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

CM3 Advisory (PCAOB ID: 6866), services as the Company’s independent registered public accounting firm.

The following is a summary of fees paid or to be paid to CM3 Advisory during 2025 and 2024

	2025	2024
Audit Fees	$100,000	107,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	2,300	-
Total	$102,300	107,000

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

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation
3.2 (2)	Amended & Restated Certificate of Incorporation
3.3 (1)	By-Laws
4.1 (1)	Specimen Unit Certificate
4.2 (1)	Specimen Class A Common Stock Certificate
4.3 (1)	Specimen Warrant Certificate
4.4 (1)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
10.1 (2)	Letter Agreement, dated March 17, 2021, by and among Registrant and its officers, directors, and Sponsors
10.2 (2)	Investment Management Trust Agreement, dated March 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC
10.3 (2)	Registration Rights Agreement, dated March 17, 2021, by and among the Registrant and certain security holders
10.4 (2)	Administrative Support Agreement, dated March 17, 2021, by and between the Registrant and the American Resources Corporation
10.5 (2)	Private Placement Warrants Subscription Agreement, dated March 17, 2021, by and between the Registrant and the Sponsor
10.6 (2)	Representative Share Purchase Letter Agreement, dated March 16, 2021, by and between Registrant, Kingswood Capital Markets, divisions of Benchmark Investments Inc., and certain designees
10.7 (1)	Promissory Note issued to Sponsor
10.8 (1)	Form of Indemnity Agreement
10.9 (1)	Form of Securities Subscription Agreement between the Registrant and American Opportunity Ventures LLC
14.1 (1)	Form of Code of Ethics
14.2(3)	Insider Trading Policy
21.1	Subsidiaries of Registrant
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1(3)	Compensation Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s annual report on Form 10-K for the period ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101 attachments).

* Filed herewith

** Furnished herewith

(1) Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

(3) Previously filed as an exhibit to Form 10-K/A filed on April 15, 2025, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALTY MANAGEMENT HOLDING CORPORATION

Date: March 30, 2026	By:	/s/ Thomas M. Sauve
Thomas M. Sauve, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Julie Griffith	Director	March 30, 2026
Julie Griffith

/s/ Josh Hawes	Director, Chairman of the Board	March 30, 2026
Josh Hawes

/s/ Roy Smith	Director	March 30, 2026
Roy Smith

/s/ Ben Kincaid	Director	March 30, 2026
Ben Kincaid

/s/ Thomas M. Sauve	Chief Executive Officer/ Director (Principal Executive Officer and the	March 30, 2026
Thomas M. Sauve	Registrant’s authorized signatory in the United Sates)

/s/ Amanda Kruse	Chief Financial Officer	March 30, 2026
Amanda Kruse	(Principal Financial and Accounting Officer)

