Form 10-Q
period 2026-03-31
Royalty Management Holding Corp
filed 2026-05-14
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, 15,159,557 shares of common stock, par value $0.0001 per share were issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described in the section titled “Risk Factors” in the 2025 10-K, filed March 30, 2026, and as further updated in this Report under Part II. Item 1A. “Risk Factors,” and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2026	2025

ASSETS
Cash and Cash Equivalents	$343,949	$133,064
Accounts Receivable, Net	1,758,303	1,662,408
Prepaid Insurance	5,028	-
Interest Receivable	438,234	391,034
Fee Income Receivable	70,893	53,504
Total Current Assets	2,616,407	2,240,010

Investments in Corporations and LLCs	10,251,840	10,248,661
Convertible Notes Receivable	1,430,000	1,430,000
Notes Receivable	262,905	262,905
Intangible Assets, Net	2,068,342	1,971,554
Restricted Cash	195,350	195,350
Tools, Machinery & Equipment, Net	21,768	2,246
Operating Lease Right-Of-Use Assets, Net	273,665	301,797

TOTAL ASSETS	$17,120,277	$16,652,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable	$1,639,346	$1,614,628
Current Portion of Operating Lease Liabilities	33,189	36,996
Dividends Payable	37,874	37,852
Returnable Deposit	-	27,000
Accrued Interest	1,841	-
Accrued Expenses	276,905	254,533
Total Current Liabilities	2,156,425	1,971,009

Operating Lease Liabilities, Net of Current Portion	285,886	308,402
Convertible Debt	167,270	-
Fair Value Liability of Public Warrants	1,297,489	682,889
TOTAL LIABILITIES	$3,739,800	$2,962,300

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of the periods ended March 31, 2026 and December 31, 2025	-	-
Preferred Stock: $1.00 par value; 5,000,000 shares authorized, 2,613,979 and 2,232,879 shares issued and outstanding as of the periods ended March 31, 2026 and December 31, 2025, respectively	2,613,979	2,232,879
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 15,159,557 and 15,149,705 shares issued and outstanding as of the periods ended March 31, 2026 and December 31, 2025, respectively	1,516	1,515

Dividends Declared	(150,065)	(112,191)

Additional Paid-In Capital	11,058,291	11,058,906

(Accumulated Deficit) Retained Earnings	(143,244)	509,114

Total Stockholders’ Equity	13,380,477	13,690,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,120,277	$16,652,523

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Environmental Services	1,611,265	898,334
Fee Income	2,389	2,389
Rental Income	22,500	22,500
TOTAL REVENUE	1,636,154	923,223

Cost of Revenue	(1,427,448)	(669,900)

GROSS PROFIT	208,706	253,323

Intangibles Amortization Expense	(14,211)	(14,211)
Depreciation Expense	(1,445)	(396)
General and Administrative Expenses	(141,195)	(208,734)
Professional Fees	(138,663)	(141,193)
Total Operating Expenses	(295,514)	(364,534)

NET LOSS FROM OPERATIONS	(86,808)	(111,211)

OTHER INCOME (EXPENSE)
Interest Income	47,712	37,759
Income From Investment	3,179	2,222
(Loss) Gain on Warrant Fair Value Adjustment	(614,600)	19,436
Interest Expense	(1,841)	(6,961)
Total Other (Expense) Income	(565,550)	52,456

NET LOSS	(652,358)	(58,755)

Weighted Average Shares Outstanding, Basic and Diluted	15,149,814	14,938,128
Net Loss Per Share, Basic	$(0.04)	$(0.00)

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Preferred Stock		Dividends	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Declared	Capital	Earnings	Equity
Balance December 31, 2024	14,958,817	$1,496	1,607,886	$1,607,886	-	$10,784,754	$1,231,588	$13,625,724
Shares Issued for Purchase of Debt			381,243	381,243				381,243
Shares Issued for Services			56,250	56,250				56,250
Share Buyback	(40,000)	(4)				(29,996)		(30,000)
Stock Compensation - Warrants						6,906		6,906
Preferred Stock – Stock Dividends	19,311	2				(2)		-
Net Income							(58,755)	(58,755)
Balance March 31, 2025	14,938,128	1,494	2,045,379	2,045,379	-	10,761,663	1,172,833	13,981,369

Balance December 31, 2025	15,149,705	1,515	2,232,879	2,232,879	(112,191)	11,058,906	509,114	13,690,223
Preferred Shares Issued			318,600	318,600				318,600
Shares Issued for Services			62,500	62,500		(17,857)		44,643
Stock Compensation - Warrants						17,243		17,243
Preferred Stock – Stock Dividends	9,852	1				(1)		-
Dividends Declared					(37,874)			(37,874)
Net Loss							(652,358)	(652,358)
Balance March 31, 2026	15,159,557	1,516	2,613,979	2,613,979	(150,065)	11,058,291	(143,244)	13,380,477

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(652,358)	$(58,755)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations
Amortization Expense of Operating Lease Right-of-Use Assets	1,809	19,159
Amortization of Intangibles	14,211	14,211
Depreciation Expense	1,445	396
Issuance of Preferred Shares for Service	44,643	56,250
Stock Compensation - Warrants	17,243	6,906
Fair Value Adjustment of Public Warrants	614,600	(19,436)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(95,895)	(629,914)
Prepaid Insurance	(5,028)	3,626
Interest Receivable	(47,200)	(37,481)
Fee Income Receivable	(17,389)	176,986
Accounts Payable – Related Party	-	(381,243)
Accounts Payable	24,719	679,125
Due to Related Party	-	(1,500)
Dividends Payable	22	-
Returnable Deposit	(27,000)	-
Accrued Interest	1,841	-
Accrued Expenses	22,372	38,925
Net Cash Used in Operating Activities	(101,965)	(132,745)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(3,179)	(2,222)
Investments in Notes Receivable	-	(197,875)
Investments in Intangible Assets	(111,000)	-
Investments in Tools, Machinery & Equipment	(20,967)	-
Net Cash Used in Investing Activities	(135,146)	(200,097)

Cash Flows from Financing Activities:
Preferred Shares Issued for Purchase of Debt	-	381,243
Common Shares Repurchased	-	(30,000)
Preferred Shares Issued	318,600	-
Proceeds from Issuance of Convertible Notes	167,270	-
Dividends Paid to Shareholders	(37,874)	-
Net Cash Provided by Financing Activities	447,996	351,243

Net Change in Cash	210,885	18,401
Cash – Beginning of Period	328,414	309,488
Cash – Ending of Period	$539,299	$327,889

Supplemental Information
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - NATURE OF OPERATIONS

American Acquisition Opportunity Inc was a blank check company organized on January 20, 2021 under the laws of the State of Delaware and effectuated its Business Combination with Royalty Management Corporation (“RMC”) on October 31, 2023 and at that point changed its name to Royalty Management Holding Corporation (“RMHC” or the “Company”).  On March 20, 2025, the Company changed its state of incorporation from the State of Delaware to State of Florida.  The Company’s business model is to invest or purchase assets that have near and medium-term income potential to provide RMC with accretive cash flow from which it can reinvest in new assets or expand cash flow from those existing assets. These assets typically are natural resources assets (including real estate and mining permits), patents, intellectual property, and emerging technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 as filed on March 30, 2026.

The Company’s financial statements subsidiaries include the accounts of the Company and the merged corporation RMC, and RMC’s wholly owned subsidiary RMC Environmental Services LLC “RMC ES”), and Vault Holding Corporation (“Vault”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed the federally insured limit of $250,000. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

At both March 31, 2026 and December 31, 2025, RMC has $195,350  in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC (“McCoy”).

The following table sets forth a reconciliation of cash and restricted cash reported in the condensed consolidated balance sheet for the periods ended March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Cash and Cash Equivalents	$343,949	$133,064
Restricted Cash	195,350	195,350
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$539,299	$328,414

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

Allowance for credit losses as of March 31, 2026 and December 31, 2025 amounted to $18,039 for both periods.

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

There was no impairment loss recognized during the three-month periods ending March 31, 2026 and 2025, respectively.

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

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. Environmental Services income is predominantly sourced from a combination of income the Company receives from receiving or selling construction byproducts, such as dirt and asphalt, or providing contract labor to industrial clients for a fee. Rental income is typically associated with rents and fees the Company receives from tenants on Company controlled properties. The Company anticipates additional income in the future in the form of royalty income from investments in various mining projects, real estate, and technologies. As of March 31, 2026, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

The following table disaggregates our revenue by major service line for the three months ended:

	March 31,	March 31,
	2026	2025
Environmental Services	$1,611,265	$898,334
Fee Income	2,389	2,389
Rental Income	22,500	22,500
Total Revenue	1,636,154	923,223

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

On December 17, 2024, the Board of Directors approved compensation to each Director in the amount of 25,000 warrants for each 2024 and 2025 board service, both at an exercise price of $1.00 per share, with a 3-year term, and such warrants will be issued immediately. On March 27, 2026, the Board of Directors approved compensation to each Director in the amount of 25,000 warrants for 2026 board service, at an exercise price of $2.31 per share, with a 3-year term, and warrants will be issued immediately. Stock-based compensation to board members is accounted for under ASC 718, “Compensation-Stock Compensation”. Stock-based compensation expense related to stock awards granted to a board member is recognized based on the grant-date estimated fair values of the awards using the Black Scholes option pricing model (“Black Scholes”). The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. We adjust the expense for actual forfeitures as they occur. Stock-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of US treasury government bonds with a remaining term equal to the expected life of the option. The expected dividend yield is 0.337% based on the Company’s current dividend rate of $0.01 per year, payable calendar quarterly.

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

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is more likely than not that a tax benefit will be sustained, the Company’s policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

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

The provision for income taxes was deemed to be de minimis for the three-month periods ending March 31, 2026 and 2025.

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

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
FUB Mineral LLC	$628,135	$624,956
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,251,840	$10,248,661

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange for 38.45% of the membership interest. The investment in FUB is accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. FUB Mineral is an entity that owns or controls coal properties and real estate in the United States that can be leased to mining companies for rental income or a royalty on sales. The Company recorded passthrough income of $3,179 and $2,222, for the three-month periods ended March 31, 2026 and 2025, respectively.

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

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	430,000
Total Convertible Notes Receivable	$1,430,000	$1,430,000

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

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
McCoy Elkhorn Coal LLC	$99,375	$99,375
Perry County Resources LLC	95,000	95,000
T. R. Mining & Equipment Ltd.	68,530	68,530
Total Notes Receivable	$262,905	$262,905

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

T. R. Mining & Equipment Ltd.

On February 2, 2024, February 29, 2024, April 4, 2024, May 7, 2024, and June 14, 2024, the Company invested the amount of $10,000 each into T.R. Mining & Equipment Ltd. in the form of Promissory Notes and a royalty payable to the Company on all products and materials sold from the permit over the life of the permitted resource. On February 10, 2025 an additional $3,500 was invested. On April 16, 2025, an additional $15,030 was invested. The Promissory Notes hold a 10.0% annual interest rate, compounded monthly, and matured on December 31, 2025. The Royalty Agreement provides the Company with a perpetual royalty of 10.0% of all sales of ores that are mined and sold from the permitted resource. The operator is a related entity and is described more in Note 11.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	100,000
Reelement Technologies Corporation	191,500	80,500
Less: Accumulated Amortization	(206,378)	(192,166)
Total Intangible Assets	$2,068,342	$1,971,554

Amortization expense – Intangible Assets totaled $14,211 at both the three-month periods ended March 31, 2026 and 2025.

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens.  The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued to an affiliated party.  The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases.  As of June 30, 2022, there is no market for the LBX Token and therefore the purchase price of $8 per token has been assigned for fair value. The consideration issued for the 250,000 tokens was in the form of a $2,000,000 convertible note.  Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of March 31, 2026. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

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

On September 1, 2025, the Company entered into a Royalty Agreement with ReElement whereby RMC will provide payment of the patent development for ReElement in exchange for a royalty. The fees RMC will pay directly to a third-party vendor on behalf of ReElement will be for a twelve-month period beginning the date of the contract. These fees will be for the creation of the patent(s) utilized by ReElement. As of the periods ended March 31, 2026 and December 31, 2025, $166,500 and $55,500, respectively, have been invoiced and paid to the third-party vendor. RMC will receive a royalty from the gross sales resulting from ReElement’s use or license of the Intellectual Property equal to 2.5% occurring until RMC receives royalty payments to 115% of the fees paid, and then 0.50% occurring through the remainder of the royalty term. The intangible will be treated as an indefinite lived asset as the ongoing royalty rights will remain in place indefinitely.

As of March 31, 2026, future amortization expenses are as follows:

Remainder of 2026	42,634
2027	41,846
2028	11,846
2029	11,846
2030	11,846
2031 and Thereafter	116,493
236,511

NOTE 7 – PROPERTY AND EQUIPMENT

At March 31, 2026 and December 31, 2025, property and equipment were comprised of the following:

	March 31, 2026	December 31, 2025
Tools, Machinery & Equipment	$28,895	$7,928
Less: Accumulated Depreciation	(7,127)	(5,682)
Total Property and Equipment, Net	$21,768	$2,246

Depreciation expense amounted to $1,445 and $396 for the three-month periods ended March 31, 2026, and 2025, respectively.

NOTE 8 – LEASES

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, current, and operating lease liabilities, non-current. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The components of lease expense included on the Company’s statements of operations were as follows:

NOTE 8 – LEASES (cont.)

		For the Three Months Ended March 31,
	Expense Classification	2026	2025
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$11,549	$8,072
Accretion of Operating Lease Liabilities	General and Administrative	20,158	9,311
Total Operating Lease Expenses		$31,707	$17,383

Other information related to leases is as follows:	As of	As of
	March 31,	December 31,
	2026	2025
Weighted-Average Remaining Lease Term: Operating Leases (in Years)	2.90	2.99

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

NOTE 8 – LEASES (cont.)

As of March 31, 2026, remaining maturities of lease liabilities were as follows:

Remainder of 2026	34,119
2027	69,492
2028	45,492
2029	45,492
2030	45,492
2031 and Thereafter	320,238
Total Lease Payments	560,325
Less Imputed Interest	(241,250)
Present Value of Lease Liabilities	319,075

NOTE 9 – CONVERTIBLE DEBT

As of March 31, 2026 and December 31, 2025, The Vault Holding Corporation (“Vault”), a wholly-owned subsidiary of the Company, issued Convertible Notes that amounted to $167,270 and $0, respectively. The principal and any accrued interest of the Convertible Notes have a per share conversion price of $11.00 into the common stock of the Vault and bear a 7% annual interest rate, compounded calendar quarterly. At March 31, 2026 and December 31, 2025, accrued interest of $1,841 and $0, respectively was recorded. The notes issued are due three years from the date of issuance or earlier if converted to common stock of the Vault. Due dates range from January 2029 through March 2029.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At March 31, 2026 and December 31, 2025, there were 2,613,979 and 2,232,879, respectively, shares of preferred stock issued or outstanding, with issuances of Series A Preferred Stock coming from cash, conversions of debts, and fees payable to Series A Preferred Stock.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 15,159,557 and 15,149,705, respectively shares of common stock issued and outstanding. On April 13, 2024, the Company’s Board of Directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. At March 31, 2026, the Company has repurchased a total of 193,052 shares of its common stock, which represents a combination of 31,777 open market purchases and 161,875 shares purchase through private transactions.

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

Dividends – The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. This resulted in a total dividend of $37,410 being paid on July 14, 2025 to common stockholders on record at June 30, 2025. A total dividend of $36,928 was paid on October 10, 2025 to common stockholders on record at September 30, 2025. A total dividend of $37,852 was paid on January 10, 2026 to common stockholders on record at December 31, 2025. A total dividend of $37,873 will be paid on April 10, 2026 to common stockholders on record at March 31, 2026.

Stock-based Compensation - Effective December 17, 2024, the Board of Directors of the Company adopted a board compensation plan. The plan provides for the allocation and issuance of stock warrants to directors of the Company for annual compensation for their services on the Company’s Board of Directors.

Total stock-based compensation expense for warrants to directors was $17,243 and $6,907 for the periods ended March 31, 2026 and 2025, respectively, which was charged to general and administrative expense.

As of March 31, 2026 and December 31, 2025, the Company has $148,238 and $41,437, respectively, of unrecognized compensation cost related to unvested stock warrants granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of three years.

The following table summarizes the activity of our stock warrants for the periods ended March 31, 2026 and December 31, 2025:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value
Outstanding December 31, 2025	225,000	$1	1.95	$482,159
Granted	125,000	2.31	2.99	124,044
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2026	350,000	$1.47	2.17	$578,128
Exercisable (Vested) – March 31, 2026	350,000	$1.47	2.17	$578,128

NOTE 11 – RELATED PARTY TRANSACTIONS

Land Resources & Royalties LLC & Wabash Enterprises LLC

The Company currently, and may at times in the future, leases property from Land Resources & Royalties LLC (“LRR”) and enter into various other arm’s length agreements with LRR and/or its parent company, Wabash Enterprises LLC, entities managed by Thomas Sauve. Furthermore, on October 31, 2023, as part of the Business Combination, Wabash Enterprises LLC and LRR became an owner of Common Stock of the Company and several leases and agreements exist between LRR and the Company, for which LRR receives income.

American Resources Corporation

The Company may at times enter into arms-length agreements with American Resources Corporation (“ARC”) and its subsidiaries and affiliates, an entity in which Thomas Sauve is a director.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of March 31, 2026 and December 31, 2025, $0 is outstanding for both periods.

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

NOTE 12 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options.  The significant inputs are as follows:

	March 31, 2026	December 31, 2025
Expected Dividend Yield	0.34%	0.32%
Expected volatility	23.59%	35.61%
Risk-Free Rate	3.95%	3.72%
Expected life of warrants	0.25	0.25

Public Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value

Outstanding December 31, 2025	5,252,990	$-	2.83	$682,889
Exercisable (Vested) - December 31, 2025	5,252,990	$-	2.83	$682,889

Outstanding March 31, 2026	5,252,990	$-	2.58	$1,297,489
Exercisable (Vested) - March 31, 2026	5,252,990	$-	2.58	$1,297,489

Private Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value

Outstanding December 31, 2025	3,901,201	$0.03	2.83	$-
Exercisable (Vested) - December 31, 2025	3,901,201	$0.03	2.83	$-

Outstanding March 31, 2026	3,901,201	$0.03	2.58	$-
Exercisable (Vested) - March 31, 2026	3,901,201	$0.03	2.58	$-

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token.  During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens.  No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC.  The note and the warrant were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 at both the periods ended March 31, 2026 and December 31, 2025, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Liabilities:
Warrant Liability – Public Warrants	3	1,297,489	682,889

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2026 and December 31, 2025 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 13 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2025	$-	$98,756	$98,756
Change in Valuation Inputs or Other Assumptions	-	584,133	584,133
Fair Value as of December 31, 2025	-	682,889	682,889

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2026	$-	$682,889	$682,889
Change in Valuation Inputs or Other Assumptions	-	614,600	614,600
Fair Value as of March 31, 2026	-	1,297,489	1,297,489

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

NOTE 15 – SEGMENT REPORT (cont.)

The tables below present information about reported segments for the three months ending:

	Three Months Ended March 31, 2026
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$9,889	$1,611,265	$15,000	$1,636,154

Gross Profit	-	9,889	183,817	15,000	208,706

Operating Income (Loss)	$(207,157)	$(11,996)	$148,330	$(15,985)	$(86,808)

	Three Months Ended March 31, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$9,889	$898,334	$15,000	$923,223

Gross Profit	-	9,889	228,433	15,000	253,323

Operating Income (Loss)	$(233,804)	$(40,458)	$171,994	$(8,943)	$(111,211)

NOTE 15 – SEGMENT REPORT (cont.)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss), for the three months ended March 31, 2026 and 2025, is as follows:

	For the Three Months Ended March 31, 2026
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	$-	$1,611,265	$-	$1,611,265
Fee Income	-	2,389	-	-	2,389
Rental Income	-	7,500	-	15,000	22,500

Total Revenue	$-	$9,889	$1,611,265	$15,000	$1,636,154
Cost of Revenue	-	-	(1,427,448)	-	(1,427,448)

Gross Profit	-	9,889	183,817	15,000	208,706

Intangibles Amortization Expense	-	(14,211)	-	-	(14,211)
Depreciation Expense	-	-	-	(1,445)	(1,445)
General and Administrative Expenses	(76,769)	(7,675)	(35,487)	(21,264)	(141,195)
Professional fees	(130,387)	-	-	(8,276)	(138,663)
Total Operating Expenses	(207,156)	(21,886)	(35,487)	(30,985)	(295,514)
Segment Net Income (Loss) from Operations	$(207,156)	$(11,997)	$148,330	$(15,985)	$(86,808)

Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	46,714	-	998	47,712
Income from Investment	-	3,179	-	-	3,179
Loss on Warrant Fair Value Adjustment	(614,600)	-	-	-	(614,600)
Interest Expense	-	-	-	(1,841)	(1,841)
Total Other Income (Expense)	(614,600)	49,893	-	(843)	(565,550)

Net Income (Loss)	$(821,756)	$37,896	$148,330	$(16,828)	$(652,358)

NOTE 15 – SEGMENT REPORT (cont.)

	For the Three Months Ended March 31, 2025
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	-	898,334	-	$898,334
Fee Income	-	2,389	-	-	2,389
Rental Income	-	7,500	-	15,000	22,500
Total Revenue	$-	$9,889	$898,334	$15,000	$923,223
Cost of Revenue	-	-	(669,900)	-	(669,900)
Gross Profit	-	9,889	228,434	15,000	253,323
Intangibles Amortization Expense	-	(14,211)	-	-	(14,211)
Depreciation Expense	-	-	-	(396)	(396)
General and Administrative Expenses	(100,863)	(36,135)	(56,439)	(15,297)	(208,734)
Professional fees	(132,943)	-	-	(8,250)	(141,193)
Total Operating Expenses	(233,806)	(50,346)	(56,439)	(23,943)	(364,534)
Segment Net Income (Loss) from Operations	$(233,806)	$(40,457)	$171,995	$(8,943)	$(111,211)
Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	37,759	-	-	37,759
Income from Investment	-	2,222	-	-	2,222
Gain (Loss) on Warrant Fair Value Adjustment	19,436	-	-	-	19,436
Interest Expense	-	(6,961)	-	-	(6,961)
Total Other Income (Expense)	19,436	33,020	-	-	52,456
Net Income (Loss)	$(214,370)	$(7,437)	$171,995	$(8,943)	$(58,755)

Assets are not allocated to segments for internal reporting presentations. Total assets, by segment were as follows:

	March 31, 2026	December 31, 2025
Corporate - RMHC	$5,246	$(1,304)
Royalty Management Corporation - Investments	13,448,815	13,228,316
RMC Environmental Services	1,802,528	1,716,360
Vault Holding Corporation	1,863,688	1,709,151
Consolidated	$17,120,277	$16,652,522

NOTE 16 – SUBSEQUENT EVENTS

The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. A total dividend of $37,874 was paid on April 10, 2026 to common stockholders on record at March 31, 2026. A dividend has been declared for the period ending June 30, 2026.

On April 28, 2026, a total of 9,852 shares of Common Stock were issued to seven Series A Preferred shareholders for the quarterly dividend to those Series A Preferred shareholders for the quarter ended March 31, 2026.

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

Results of Operations

Our total operating revenues for the three months ended March 31, 2026 and 2025, were $1,636,154 and $923,223, respectively. The increase is due to increased volume for our environmental services subsidiary. There was a new contract services agreement signed by RMC Environmental Services effective February 1, 2025. This new contract significantly increased the revenue for this subsidiary.

Our total cost of revenues for the three months ended March 31, 2026 and 2025, were $1,427,448 and $669,900, respectively. The increase is due to increased volume for our environmental services subsidiary. The significant increase in expense is also due to the new contract services agreement signed effective February 1, 2025.

Total operating expenses for the three months ended March 31, 2026 and 2025, were $295,514 and $364,534, respectively. The decrease was due to a decrease in general and administrative expenses.

Total other income and expenses for the three months ended March 31, 2026 and 2025, $565,550 of other expenses and $52,456 of other income, respectively. The primary reasons for the decrease were due to a large loss on warrant fair value adjustment.

Total net loss for the three months ended March 31, 2026 and 2025, were $652,358 and $58,755, respectively.

Liquidity and Capital Resources

The Company’s primary use of positive cash flow has been to fund corporate holding and public company costs.  As of March 31, 2026, the Company has positive working capital of $459,982, a cash balance of $343,949 and positive total cash flow of $210,885. Despite recurring losses, management believes that the Company has sufficient liquidity to meet its obligations through the twelve months. In order to execute on its investment and growth plans, the Company will likely be required to raise additional proceeds, through the issuance of equity or debt securities. While we anticipate generating sufficient cash flow from operations to meet our obligations and plans, if necessary, we can reduce investment expenditures or seek alternative financing to enhance our liquidity position.

Dividends

We paid dividends totaling $37,852 on January 10, 2026 ($0.0025 per share) for the Company’s fourth quarter 2025 dividend payment (for the three months ended December 31, 2025). On January 30, 2025, our Board of Directors authorized the Company to pay a $0.01 per share dividend for the next four calendar quarters starting on June 30, 2025 and ending on June 30, 2026. On March 27, 2026 the Board authorized the Company to continue the quarterly dividend for the periods June 30, 2026 and ending on June 30, 2027, and may continue to authorize additional dividend payments thereafter.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Please refer to the Critical Accounting Policies and Estimates of the 2025 10-K as filed on March 30, 2026.

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

With respect to the period ending March 31, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2026, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101 attachments).

 ________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	May 14, 2026

By:	/s/ Amanda Kruse
Name:	Amanda Kruse
Title:	Chief Financial Officer
Date:	May 14, 2026

