Form 10-Q
period 2026-09-30
Royalty Management Holding Corp
filed 2026-11-13
CIK 1843656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, 15,187,167 shares of common stock, par value $0.0001 per share were issued and outstanding.

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

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2026	2025

ASSETS
Cash and Cash Equivalents	$245,854	$133,064
Accounts Receivable, Net	1,188,766	1,662,408
Prepaid Insurance	13,490	-
Interest Receivable	527,778	391,034
Fee Income Receivable	96,113	53,504
Royalty Receivable	163
Total Current Assets	2,072,164	2,240,010

Investments in Corporations and LLCs	10,258,640	10,248,661
Convertible Notes Receivable	1,430,000	1,430,000
Notes Receivable	262,905	262,905
Intangible Assets, Net	2,208,295	1,971,554
Restricted Cash	176,550	195,350
Tools, Machinery & Equipment, Net	95,907	2,246
Operating Lease Right-Of-Use Assets	255,820	301,797

TOTAL ASSETS	$16,760,281	$16,652,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable	$1,105,126	$1,614,628
Current Portion of Operating Lease Liabilities	34,883	36,996
Dividends Payable	37,931	37,852
Returnable Deposit	-	27,000
Accrued Interest	7,828	-
Accrued Expenses	175,652	254,533
Total Current Liabilities	1,361,420	1,971,009

Operating Lease Liabilities, Net of Current Portion	277,165	308,402
Convertible Debt	167,270	-
Fair Value Liability of Public Warrants	806,334	682,889

TOTAL LIABILITIES	2,612,189	2,962,300

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred Stock: $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding for both September 30, 2026 and December 31, 2025	-	-
Series A Preferred Stock: $1.00 par value; 5,000,000 shares authorized, 3,063,979 and 2,232,879 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,063,979	2,232,879
Common Stock: $0.0001 par value; 100,000,000 shares authorized, 15,187,167 and 15,149,705 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,519	1,515
Dividends Declared	(225,894)	(112,191)
Additional Paid-In Capital	11,057,061	11,058,906

Retained Earnings	251,427	509,114

Total Stockholders’ Equity	14,148,092	13,690,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,760,281	$16,652,523

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Environmental Services	$2,134,767	$1,277,925	$5,553,078	$3,478,551
Fee Income	2,269	2,389	6,928	7,168
Rental Income	22,500	22,500	67,500	67,500
Royalty Income	163	-	163	-
TOTAL REVENUE	2,159,699	1,302,814	5,627,669	3,553,219

Cost of Revenue	(2,073,960)	(1,156,678)	(5,180,345)	(2,923,888)

GROSS PROFIT	85,739	146,136	447,324	629,331

Intangibles Amortization Expense	(14,211)	(14,211)	(42,634)	(42,634)
Depreciation Expense	(396)	(396)	(3,286)	(1,189)
General and Administrative Expenses	(142,378)	(200,518)	(457,720)	(616,154)
Professional Fees	(27,156)	(29,381)	(219,518)	(227,083)
Total Operating Expenses	(184,141)	(244,506)	(723,158)	(887,060)

NET LOSS FROM OPERATIONS	(98,402)	(98,370)	(275,834)	(257,729)

OTHER INCOME (EXPENSE)
Interest Income	45,972	39,530	139,441	116,746
Income from Investment	3,476	4,603	9,979	9,447
Gain (Loss) on Warrant Fair Value Adjustment	71,441	(149,710)	(123,445)	(166,520)
Interest Expense	(3,036)	(4,901)	(7,828)	(19,075)
Total Other Income (Expenses)	117,853	(110,478)	18,147	(59,402)

NET INCOME (LOSS)	19,451	(208,848)	(257,687)	(317,131)

Weighted Average Shares Outstanding, Basic and Diluted	15,172,865	14,931,177	15,160,878	14,925,362
Basic and Diluted Net Income (Loss) Per Ordinary Share	$0.00	$(0.01)	$(0.02)	$(0.02)

 The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock		Preferred Stock		Dividends	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Declared	Capital	Earnings	Equity
Balance December 31, 2024	14,958,817	$1,496	1,607,886	1,607,886	-	$10,784,754	$1,231,588	$13,625,724
Shares Issued for Purchase of Debt			381,243	381,243				381,243
Shares Issued for Services			56,250	56,250				56,250
Share Buyback	(40,000)	(4)				(29,996)		(30,000)
Stock Compensation - Warrants						6,907		6,907
Preferred Stock – Stock Dividends	19,311	2				(2)		-
Net Loss							(58,755)	(58,755)
Balance March 31, 2025	14,938,128	1,494	2,045,379	2,045,379	-	10,761,663	1,172,833	13,981,369
Shares Issued for Services			62,500	62,500				62,500
Share Buyback	(40,000)	(4)				(29,996)		(30,000)
Stock Compensation - Warrants						6,907		6,907
Preferred Stock – Stock Dividends	19,816	2				(2)		-
Dividends Declared					(37,410)			(37,410)
Net Loss							(49,528)	(49,528)
Balance June 30, 2025	14,917,944	1,492	2,107,879	2,107,879	(37,410)	10,738,572	1,123,305	13,933,838
Shares Issued for Services			62,500	62,500				62,500
Shares Issued for Conversion of Notes Payable	265,708	27				301,518		301,545
Shares Issued for Private Sale of Restricted Common Stock	26,316	3				49,997		50,000
Share Buyback	(81,875)	(8)				(44,992)		(45,000)
Stock Compensation - Warrants						6,905		6,905
Preferred Stock – Stock Dividends	12,641							-
Dividends Declared					(36,928)			(36,928)
Net Loss							(208,848)	(208,848)
Balance September 30, 2025	15,140,734	1,514	2,170,379	2,170,379	(74,338)	11,052,000	914,457	14,064,012

Balance December 31, 2025	15,149,705	1,515	2,232,879	2,232,879	(112,191)	11,058,906	509,114	13,690,223
Preferred Shares Issued			318,600	318,600				318,600
Shares Issued for Services			62,500	62,500		(17,857)		44,643
Stock Compensation - Warrants						17,243		17,243
Preferred Stock – Stock Dividends	9,852	1				(1)		-
Dividends Declared					(37,874)			(37,874)
Net Loss							(652,358)	(652,358)
Balance March 31, 2026	15,159,557	1,516	2,613,979	2,613,979	(150,065)	11,058,291	(143,244)	13,380,477
Preferred Shares Issued			150,000	150,000				150,000
Shares Issued for Services			62,500	62,500		(17,857)		44,643
Stock Compensation - Warrants						17,243		17,243
Preferred Stock – Stock Dividends	13,151	2				(2)		-
Dividends Declared					(37,898)			(37,898)
Net Income							375,220	375,220
Balance June 30, 2026	15,172,708	1,518	2,826,479	2,826,479	(187,963)	11,057,675	231,976	13,929,685
Preferred Shares Issued			175,000	175,000				175,000
Shares Issued for Services			62,500	62,500		(17,857)		44,643
Stock Compensation - Warrants						17,244		17,244
Preferred Stock – Stock Dividends	14,459	1				(1)		-
Dividends Declared					(37,931)			(37,931)
Net Income							19,451	19,451
Balance September 30, 2026	15,187,167	1,519	3,063,979	3,063,979	(225,894)	11,057,061	251,427	14,148,092

The accompanying footnotes are integral to the unaudited condensed consolidated financial statements.

ROYALTY MANAGEMENT HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(257,687)	$(317,131)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations
Amortization Expense of Operating Lease Right-of-Use Assets	12,628	19,178
Amortization of Intangibles	42,634	42,634
Depreciation Expense	3,286	1,189
Issuance of Preferred Shares for Service	133,929	181,250
Stock Compensation - Warrants	51,730	20,719
Fair Value Adjustment of Public Warrants	123,445	166,520

Changes in Operating Assets and Liabilities:
Accounts Receivable	473,642	(1,482,801)
Prepaid Insurance	(13,490)	3,626
Interest Receivable	(136,744)	(90,950)
Fee Income Receivable	(42,609)	158,133
Royalty Receivable	(163)	-
Accounts Payable – Related Party	-	(381,243)
Accounts Payable	(509,503)	1,550,612
Due to Related Party	-	(1,184)
Dividends Payable	79	36,928
Returnable Deposit	(27,000)	-
Accrued Interest	7,828	-
Accrued Expenses	(78,881)	37,783
Net Cash Used in Operating Activities	(216,876)	(54,737)

Cash Flows from Investing Activities
Investments in Corporations and LLCs	(9,979)	(9,447)
Withdrawal from Notes Receivable	-	43,422
Investments in Notes Receivable	-	(212,906)
Investments in Intangible Assets	(279,375)	(10,500)
Investments in Tools, Machinery & Equipment	(96,947)	-
Net Cash Used in Investing Activities	(386,301)	(189,431)

Cash Flows from Financing Activities:
Preferred Shares Issued for Purchase of Debt	-	381,243
Common Shares Repurchased	-	(105,000)
Shares Issued for Private Sale of Restricted Common Stock	-	50,000
Shares Issued for Conversion of Notes Payable	-	301,545
Payments on Notes Payable	-	(250,000)
Preferred Shares Issued	643,600	-
Proceeds from Issuance of Convertible Notes	167,270	-
Dividends Paid to Shareholders	(113,703)	(74,338)
Net Cash Provided by Financing Activities	697,167	303,450

Net Change in Cash	93,990	59,282
Cash – Beginning of Period	328,414	309,488
Cash – Ending of Period	$422,404	$368,770

Supplemental Information
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of RMHC and its subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 as filed on March 30, 2026.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed the federally insured limit of $250,000. As of September 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Restricted Cash

At September 30, 2026 and December 31, 2025, RMC has $176,550 and $195,350, respectively, in restricted cash that is at deposit with the Kentucky State Treasurer that serves as a performance bond required for a mining permit held by McCoy Elkhorn Coal LLC. (“McCoy”).

The following table sets forth a reconciliation of cash and restricted cash reported in the condensed consolidated balance sheet for the periods ended September 30, 2026 and December 31, 2025.

	September 30,	December 31,
	2026	2025
Cash and Cash Equivalents	$245,854	$133,064
Restricted Cash	176,550	195,350
Total Cash, Cash Equivalents, and Restricted Cash presented in the Statement of Cash Flows	$422,404	$328,414

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

Allowance for credit losses as of September 30, 2026 and December 31, 2025 amounted to $18,039 for both periods.

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

There was no impairment loss recognized during the three and nine month periods ending September 30, 2026 and 2025, respectively.

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

Our revenue is comprised of the performance of environmental services and royalty and lease revenue governed by the underlying contracts. Environmental Services income is predominantly sourced from a combination of income the Company receives from receiving or selling construction byproducts, such as dirt and asphalt, or providing contract labor to industrial clients for a fee. Rental income is typically associated with rents and fees the Company receives from tenants on Company controlled properties. The Company anticipates additional income in the future in the form of royalty income from investments in various mining projects, land, and technologies. As of September 30, 2026, all the revenue generating activity is undertaken in eastern Kentucky, Indiana, and Limpopo, South Africa.

The following table disaggregates our revenue by major service line for the three months ended:

	September 30,	September 30,
	2026	2025
Environmental Services	$2,134,767	$1,277,925
Fee Income	2,269	2,389
Rental Income	22,500	22,500
Royalty Income	163	-
Total Revenue	2,159,699	1,302,814

The following table disaggregates our revenue by major service line for the nine months ended:

	September 30,	September 30,
	2026	2025
Environmental Services	$5,553,078	$3,478,551
Fee Income	6,928	7,168
Rental Income	67,500	67,500
Royalty Income	163	-
Total Revenue	5,627,669	3,553,219

Customer Concentration

For the nine months ended September 30, 2026 and for the year December 31, 2025, 94.5% and 86.4%, respectively of environmental services revenue came from one customer. As of September 30, 2026 and December 31, 2025, 92.6% and 93.0%, respectively of outstanding accounts receivable came from one customer.

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

Black-Scholes requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire) and risk-free rate. Expected volatility is determined using the historical volatility for the Company. The risk-free interest rate is based on the yield of US treasury government bonds with a remaining term equal to the expected life of the option. The expected dividend yield is 0.403% based on the Company’s current dividend rate of $0.01 per year, payable calendar quarterly.

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

The provision for income taxes was deemed to be de minimis for the three and nine month periods ending September 30, 2026 and 2025.

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

NOTE 3 – INVESTMENTS IN CORPORATIONS AND LLCS

Investments in corporations and limited liability companies as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
FUB Mineral LLC	$634,935	$624,956
Ferrox Holdings Ltd.	9,623,705	9,623,705
Total Investments in Corporations and LLCs	$10,258,640	$10,248,661

FUB Mineral LLC

On October 1, 2021, the Company made an investment into FUB Mineral LLC (FUB) in the amount of $250,000 in exchange for 38.45% of the membership interest. The investment in FUB is accounted for using the equity method of accounting. On February 1, 2022, the Company invested an additional $200,000 into FUB through the purchase of debt held in that entity, resulting in the current Company’s ownership of 41.75% of FUB. FUB Mineral is an entity that owns or controls coal properties and land in the United States that can be leased to mining companies for rental income or a royalty on sales. The Company recorded passthrough income of $3,476 and $4,603, for the three-month periods ended September 30, 2026 and 2025, respectively. The Company recorded passthrough income of $9,979 and $9,447, for the nine-month periods ended September 30, 2026 and 2025, respectively.

Ferrox Holdings Ltd.

On December 23, 2022, the Company entered into an agreement with Maxpro Invest Holdings Inc. (“Maxpro”) to purchase from Maxpro the sum of 95,000,000 Class A Common Stock of Ferrox Holdings Ltd. (“Ferrox”) that was owned by Maxpro. RMC has a 9.9% ownership interest in Ferrox. The investment in Ferrox is accounted for using the measurement alternative under ASC 321, “Investments – Equity Securities”. Ferrox is a mining company with operations in South Africa that is focused on extracting and selling iron, vanadium, titanium, and phosphate. The consideration paid to Maxpro for those shares was the sum of 627,806 shares of common stock of the Company.

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

Convertible notes receivable as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Heart Water Inc.	$750,000	$750,000
Ferrox Holdings Ltd	250,000	250,000
Advanced Magnetic Lab, Inc.	430,000	430,000
Total Convertible Notes Receivable	$1,430,000	$1,430,000

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

NOTE 5 – NOTES RECEIVABLE

Notes receivable as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
McCoy Elkhorn Coal LLC	$99,375	$99,375
Perry County Resources LLC	95,000	95,000
T. R. Mining & Equipment Ltd.	68,530	68,530
Total Notes Receivable	$262,905	$262,905

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

NOTE 6 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Mining Permit Package	$68,739	$68,739
MC Mining	149,150	149,150
Coking Coal Leasing LLC	1,540,331	1,540,331
RMC Environmental Services LLC	225,000	225,000
Heliponix LLC	100,000	100,000
Reelement Technologies Corporation	359,875	80,500
Less: Accumulated Amortization	(234,800)	(192,166)
Total Intangible Assets	$2,208,295	$1,971,554

Amortization expense – Intangible Assets totaled $14,211 at both the three-month periods ended September 30, 2026 and 2025. Amortization expense – Intangible Assets totaled $42,634 at both the nine-month periods ended September 30, 2026 and 2025.

Land Betterment Exchange (LBX)

The Company is the holder of 250,000 LBX Tokens. The Company purchased the LBX Tokens for the consideration of $2,000,000 of Round A Convertible Debt and 76,924 Warrant “A-2” issued. The token issuance process is undertaken by a related party, Land Betterment Corporation, and is predicated on proactive environmental stewardship and regulatory bond releases. Due to the lack of market or independent market level transactions, the value assigned to the LBX Token of $0 as of September 30, 2026. The intangible will be treated as an indefinite lived asset. Pursuant to ASC 350-30-35-20, “Intangibles – Goodwill and Other” subsequent re-evaluation of the assigned value is not permitted. However, this does not prohibit the Company from recognizing effects of future transactions of the LBX token should they occur.

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

Reelement Technologies Corporation

On September 12, 2024, the Company into a Technology Development Services Agreement with ReElement Technologies Corporation (“ReElement”) whereby the Company will pay for certain research and development by ReElement to produce technologies related to the purification and separation of platinum group metals, gold, and silver from ore bodies and recycled products (the “PGM Technology”). The maximum total fees to be paid by RMC in connection with each of the deliverables and the services is an agreed-to-amount of up to $200,000. As of September 30, 2026, $25,000 has been invoiced and paid.

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

On September 1, 2025, the Company entered into a Royalty Agreement with ReElement whereby RMC will provide payment of the patent development for ReElement in exchange for a royalty. The fees RMC will pay directly to a third-party vendor on behalf of ReElement will be for a twelve-month period beginning the date of the contract. These fees will be for the creation of the patent(s) utilized by ReElement. As of the periods ended September 30, 2026 and December 31, 2025, $334,875 and $55,500, respectively, have been invoiced and paid to the third-party vendor. RMC will receive a royalty from the gross sales resulting from ReElement’s use or license of the Intellectual Property equal to 2.5% occurring until RMC receives royalty payments to 115% of the fees paid, and then 0.50% occurring through the remainder of the royalty term. The intangible will be treated as an indefinite lived asset as the ongoing royalty rights will remain in place indefinitely.

As of September 30, 2026, future amortization expenses are as follows:

Remainder of 2026	14,211
2027	41,846
2028	11,846
2029	11,846
2030	11,846
2031 and Thereafter	116,493
208,088

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2026 and December 31, 2025, property and equipment were comprised of the following:

	September 30, 2026	December 31, 2025
Tools, Machinery & Equipment	$104,875	$7,928
Less: Accumulated Depreciation	(8,968)	(5,682)
Total Property and Equipment, Net	$95,907	$2,246

Depreciation expense amounted to $396 for both the three-month periods ended September 30, 2026, and 2025, respectively. Depreciation expense amounted to $3,286 and $1,189 for the nine-month periods ended September 30, 2026, and 2025, respectively.

NOTE 8 – LEASES

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), operating lease liabilities, current, and operating lease liabilities, non-current. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The components of lease expense included on the Company’s statements of operations were as follows:

		For the Three Months Ended September 30,
	Expense Classification	2026	2025
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$8,966	$8,483
Accretion of Operating Lease Liabilities	General and Administrative	7,816	8,899
Total Operating Lease Expenses		$16,782	$17,382

		For the Nine Months Ended September 30,
	Expense Classification	2026	2025
Operating Lease Expenses:
Amortization of ROU Assets	General and Administrative	$26,639	$24,830
Accretion of Operating Lease Liabilities	General and Administrative	23,708	27,317
Total Operating Lease Expenses		$50,347	$52,147

Other information related to leases is as follows:	As of	As of
	September 30,	December 31,
	2026	2025
Weighted-Average Remaining Lease Term: Operating Leases (in Years)	11.59	11.95

Weighted-Average Discount Rate: Operating Leases	10.00%	10.00%

NOTE 8 – LEASES (cont.)

As of September 30, 2026, remaining maturities of lease liabilities were as follows:

Remainder of 2026	11,373
2027	69,492
2028	45,492
2029	45,492
2030	45,492
2031 and Thereafter	320,238
Total Lease Payments	537,579
Less Imputed Interest	(225,531)
Present Value of Lease Liabilities	312,048

NOTE 9 – CONVERTIBLE DEBT

As of September 30, 2026 and December 31, 2025, The Vault Holding Corporation (“Vault”), a wholly-owned subsidiary of the Company, issued Convertible Notes that amounted to $167,270 and $0, respectively. The principal and any accrued interest of the Convertible Notes have a per share conversion price of $11.00 into the common stock of the Vault and bear a 7% annual interest rate, compounded calendar quarterly. At September 30, 2026 and December 31, 2025, accrued interest of $7,828 and $0, respectively was recorded. The notes issued are due three years from the date of issuance or earlier if converted to common stock of the Vault. Due dates range from January 2029 through March 2029.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 10,000,000 shares of “blank check” preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. On August 30, 2024, the Company amended and restated its Certificate of Incorporation to designate 5,000,000 shares of the Preferred Stock as a newly-designed Series A Preferred Stock. Series A Preferred Stock will have a $1.00 par value, while the remainder of preferred stock will remain at $0.0001. At September 30, 2026 and December 31, 2025, there were 3,063,979 and 2,232,879, respectively, shares of preferred stock issued or outstanding, with issuances of Series A Preferred Stock coming from conversions of debts and fees payable to Series A Preferred Stock.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 15,187,167 and 15,149,705, respectively shares of common stock issued and outstanding. On April 13, 2024, the Company’s Board of Directors unanimously voted to approve a discretionary stock repurchase program. Under the program, the Company may purchase up to $2,000,000 of its common stock over the next 24 months, as market conditions warrant. The shares may be repurchased in the open market or in privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. At September 30, 2026, the Company has repurchased a total of 193,052 shares of its common stock, which represents a combination of 31,777 open market purchases and 161,875 shares purchase through private transactions.

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

Dividends – The Board of Directors approved and declared a dividend of $0.0025 per share on January 30, 2025 for each quarterly period ending June 30, 2025 through June 30, 2026. This resulted in a total dividend of $37,410 being paid on July 14, 2025 to common stockholders on record at June 30, 2025. A total dividend of $36,928 was paid on October 10, 2025 to common stockholders on record at September 30, 2025. A total dividend of $37,852 was paid on January 10, 2026 to common stockholders on record at December 31, 2025. A total dividend of $37,873 was paid on April 10, 2026 to common stockholders on record at March 31, 2026. A total dividend of $37,898 was paid on July 10, 2026 to common stockholders on record at June 30, 2026. A total dividend of $37,931 will be paid on October 10, 2026 to common stockholders on record at September 30, 2026.

Stock-based Compensation - Effective December 17, 2024, the Board of Directors of the Company adopted a board compensation plan. The plan provides for the allocation and issuance of stock warrants to directors of the Company for annual compensation for their services on the Company’s Board of Directors.

Total stock-based compensation expense for warrants to directors was $17,243 and $6,907 for both the three month periods ended September 30, 2026 and 2025, respectively. Total stock-based compensation expense for warrants to directors was $51,730 and $20,719 for both the nine month periods ended September 30, 2026 and 2025, respectively. Stock-based compensation expense was charged to general and administrative expense.

As of September 30, 2026 and December 31, 2025, the Company has $113,752 and $41,437, respectively, of unrecognized compensation cost related to unvested stock warrants granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of three years.

The following table summarizes the activity of our stock warrants for the periods ended September 30, 2026 and December 31, 2025:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value
Outstanding December 31, 2025	225,000	$1	1.95	$482,159
Granted	125,000	$2.31	2.99	$124,044
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2026	350,000	$1.47	2.17	$578,128
Exercisable (Vested) – March 31, 2026	350,000	$1.47	2.17	$578,128
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2026	350,000	$1.47	1.92	$456,635
Exercisable (Vested) – June 30, 2026	350,000	$1.47	1.92	$456,635
Granted	-	-	-	-
Forfeited or Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding September 30, 2026	350,000	$1.47	1.67	$410,815
Exercisable (Vested) – September 30, 2026	350,000	$1.47	1.67	$410,815

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable in full on or before March 22, 2022 or could be converted into equity on March 22, 2022. From inception to date, $485,900 was advanced and repaid. As of September 30, 2026 and December 31, 2025, $0 is outstanding for both periods.

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

NOTE 12 – WARRANTS (cont.)

The Company uses the black Scholes option pricing model to value its warrants and options. The significant inputs are as follows:

	September 30, 2026	December 31, 2025
Expected Dividend Yield	0.40%	0.32%
Expected volatility	19.64%	35.61%
Risk-Free Rate	5.09%	3.72%
Expected life of warrants	0.25	0.25

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Public Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2025	5,252,990	$-	2.83	$682,889
Exercisable (Vested) - December 31, 2025	5,252,990	$-	2.83	$682,889

Outstanding March 31, 2026	5,252,990	$-	2.58	$1,297,489
Exercisable (Vested) - March 31, 2026	5,252,990	$-	2.58	$1,297,489

Outstanding June 30, 2026	5,252,990	$-	2.33	$877,775
Exercisable (Vested) - June 30, 2026	5,252,990	$-	2.33	$877,775

Outstanding September 30, 2026	5,252,990	$-	2.08	$806,334
Exercisable (Vested) - September 30, 2026	5,252,990	$-	2.08	$806,334

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
Private Warrants	Warrants	Exercise Price	Life in Years	Value

Outstanding December 31, 2025	3,901,201	$0.03	2.83	$-
Exercisable (Vested) - December 31, 2025	3,901,201	$0.03	2.83	$-

Outstanding March 31, 2026	3,901,201	$0.03	2.58	$-
Exercisable (Vested) - March 31, 2026	3,901,201	$0.03	2.58	$-

Outstanding June 30, 2026	3,901,201	$0.03	2.33	$-
Exercisable (Vested) - June 30, 2026	3,901,201	$0.03	2.33	$-

Outstanding September 30, 2026	3,901,201	$0.03	2.08	$-
Exercisable (Vested) - September 30, 2026	3,901,201	$0.03	2.08	$-

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

On October 18, 2021, the Company acquired 250,000 LBX Tokens which were initially recorded at their purchase price of $8 per token. During 2022, the value of the LBX Tokens were written to $0 to reflect that there was no market for the tokens. No cash consideration was given but a convertible note in the amount of $2,000,000 and 76,924 warrants (Warrant “A-2”) were issued to Westside Advisors LLC. The note and the warrant were converted into shares of the Company as part of the Business Combination on October 31, 2023. The balance is $0 at both September 30, 2026 and December 31, 2025, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Liabilities:
Warrant Liability – Public Warrants	3	806,334	682,889

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2026 and December 31, 2025 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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

NOTE 13 – FAIR VALUE MEASUREMENTS (cont.)

The following tables present the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2025	$-	$98,756	$98,756
Change in Valuation Inputs or Other Assumptions	-	584,133	584,133
Fair Value as of December 31, 2025	-	682,889	682,889

	Private Placement	Public	Warrant Liabilities
Fair Value as of January 1, 2026	$-	$682,889	$682,889
Change in Valuation Inputs or Other Assumptions	-	123,445	123,445
Fair Value as of September 30, 2026	-	806,334	806,334

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

The tables below present information about reported segments for the three and nine months ending:

	Three Months Ended September 30, 2026
	Corporate - RMHC	Royalty Management Corporation- Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$9,932	$2,134,767	$15,000	$2,159,699

Gross Profit	-	9,932	60,807	15,000	85,739

Operating Income (Loss)	$(114,150)	$(15,276)	$32,607	$(1,583)	$(98,402)

	Nine Months Ended September 30, 2026
	Corporate - RMHC	Royalty Management Corporation- Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$29,591	$5,553,078	$45,000	$5,627,669

Gross Profit	-	29,591	372,733	45,000	447,324

Operating Income (Loss)	$(465,582)	$(42,564)	$248,945	$(16,633)	$(275,834)

	Three Months Ended September 30, 2025
	Corporate - RMHC	Royalty Management Corporation- Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$9,889	$1,277,925	$15,000	$1,302,814

Gross Profit	-	9,889	121,247	15,000	146,136

Operating Income (Loss)	$(125,017)	$(15,970)	$48,285	$(5,668)	$(98,370)

	Nine Months Ended September 30, 2025
	Corporate-RMHC	Royalty Management Corporation- Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Revenues	$-	$29,668	$3,478,551	$45,000	$3,553,219

Gross Profit	-	29,668	554,663	45,000	629,331

Operating Income (Loss)	$(508,942)	$(87,712)	$357,266	$(18,341)	$(257,729)

A reconciliation of total segment revenues to total consolidated revenues and of total segment gross margin and segment operating income (loss) to total consolidated income (loss), for the three and nine months ended September 30, 2026 and 2025, is as follows:

	For the Three Months Ended September 30, 2026
	Corporate - RMHC	Royalty Management Corporation - Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	$-	$2,134,767	$-	$2,134,767
Fee Income	-	2,269	-	-	2,269
Rental Income	-	7,500	-	15,000	22,500
Royalty Income		163			163

Total Revenue	$-	$9,932	$2,134,767	$15,000	$2,159,699
Cost of Revenue	-	-	(2,073,960)	-	(2,073,960)

Gross Profit	-	9,932	60,807	15,000	85,739

Intangibles Amortization Expense	-	(14,211)	-	-	(14,211)
Depreciation Expense	-	-	-	(396)	(396)
General and Administrative Expenses	(90,147)	(10,998)	(28,200)	(13,033)	(142,378)
Professional fees	(24,002)	-	-	(3,154)	(27,156)
Total Operating Expenses	(114,149)	(25,209)	(28,200)	(16,583)	(184,141)
Segment Net Income (Loss) from Operations	$(114,149)	$(15,277)	$32,607	$(1,583)	$(98,402)

Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	44,952	-	1,020	45,972
Income from Investment	-	3,476	-	-	3,476
Gain (Loss) on Warrant Fair Value Adjustment	71,441	-	-	-	71,441
Interest Expense	-	-	-	(3,036)	(3,036)
Total Other Income (Expense)	71,441	48,428	-	(2,016)	117,853

Net Income (Loss)	$(42,708)	$33,151	$32,607	$(3,599)	$19,451

	For the Nine Months Ended September 30, 2026
	Corporate - RMHC	Royalty Management Corporation- Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	$-	$5,553,078	$-	$5,553,078
Fee Income	-	6,928	-	-	6,928
Rental Income	-	22,500	-	45,000	67,500
Royalty Income		163			163

Total Revenue	$-	$29,591	$5,553,078	$45,000	$5,627,669
Cost of Revenue	-	-	(5,180,345)	-	(5,180,345)

Gross Profit	-	29,591	372,733	45,000	447,324

Intangibles Amortization Expense	-	(42,634)	-	-	(42,634)
Depreciation Expense	-	-	-	(3,286)	(3,286)
General and Administrative Expenses	(259,743)	(29,520)	(123,789)	(44,668)	(457,721)
Professional fees	(205,838)	-	-	(13,679)	(219,518)
Total Operating Expenses	(465,582)	(72,154)	(123,789)	(61,633)	(723,158)

Segment Net Income (Loss) from Operations	$(465,582)	$(42,563)	$248,944	$(16,633)	$(275,834)

Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	136,414	-	3,027	139,441
Income from Investment	-	9,979	-	-	9,979
Gain (Loss) on Warrant Fair Value Adjustment	(123,445)	-	-	-	(123,445)
Interest Expense	-	-	-	(7,828)	(7,828)
Total Other Income (Expense)	(123,445)	146,393	-	(4,801)	18,147

Net Income (Loss)	$(589,027)	$103,830	$248,944	$(21,434)	$(257,687)

	For the Three Months Ended September 30, 2025
	Corporate - RMHC	Royalty Management Corporation- Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated
Environmental Services	$-	-	1,277,925	-	$1,277,925
Fee Income	-	2,389	-	-	2,389
Rental Income	-	7,500	-	15,000	22,500
Total Revenue	$-	$9,889	$1,277,925	$15,000	$1,302,814
Cost of Revenue	-	-	(1,156,678)	-	(1,156,678)
Gross Profit	-	9,889	121,247	15,000	146,136
Intangibles Amortization Expense	-	(14,211)	-	-	(14,211)
Depreciation Expense	-	-	-	(396)	(396)
General and Administrative Expenses	(97,886)	(11,648)	(72,962)	(18,022)	(200,518)
Professional fees	(27,131)	-	-	(2,250)	(29,381)
Total Operating Expenses	(125,017)	(25,859)	(72,962)	(20,668)	(244,507)
Segment Net Income (Loss) from Operations	$(125,017)	$(15,970)	$48,285	$(5,668)	$(98,370)
Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	39,530	-	-	39,530
Income from Investment	-	4,603	-	-	4,603
Gain (Loss) on Warrant Fair Value Adjustment	(149,710)	-	-	-	(149,710)
Interest Expense	-	(4,901)	-	-	(4,901)
Total Other Income (Expense)	(149,710)	39,233	-	-	(110,478)
Net Income (Loss)	$(274,727)	$23,262	$48,285	$(5,668)	$(208,848)

	For the Nine Months Ended
	September 30, 2025
	Corporate - RMHC	Royalty Management Corporation- Investments	RMC Environmental Services	Vault Holding Corporation	Consolidated

Environmental Services	$-	$-	3,478,551	-	3,478,551
Fee Income	-	7,168	-	-	7,168
Rental Income	-	22,500	-	45,000	67,500

Total Revenue	$-	$29,668	$3,478,551	$45,000	$3,553,219
Cost of Revenue	-	-	(2,923,888)	-	(2,923,888)

Gross Profit	-	29,668	554,663	45,000	629,331

Intangibles Amortization Expense	-	(42,634)	-	-	(42,634)
Depreciation Expense	-	-	-	(1,189)	(1,189)
General and Administrative Expenses	(294,264)	(74,746)	(197,398)	(49,746)	(616,154)
Professional Fees	(214,678)	-	-	(12,405)	(227,083)
Total Operating Expenses	(508,942)	(117,380)	(197,398)	(63,340)	(887,060)

Segment Net Income (Loss) from Operations	$(508,942)	$(87,712)	$357,265	$(18,340)	$(257,729)

Reconciliation to Net Income (Loss):
Other Income (Expense)
Interest income	-	116,746	-	-	116,746
Income from Investment	-	9,447	-	-	9,447
Gain (Loss) on Warrant Fair Value Adjustment	(166,520)	-	-	-	(166,520)
Interest Expense	-	(19,075)			(19,075)
Total Other Income (Expense)	(166,520)	107,118	-	-	(59,402)

Net Income (Loss)	$(675,462)	$19,406	$357,265	$(18,340)	$(317,131)

Assets are not allocated to segments for internal reporting presentations. Total assets, by segment were as follows:

	September 30, 2026	December 31, 2025
Corporate - RMHC	$74,350	$(1,304)
Royalty Management Corporation - Investments	13,568,819	13,228,316
RMC Environmental Services	1,223,252	1,716,360
Vault Holding Corporation	1,893,860	1,709,151
Consolidated	$16,760,281	$16,652,523

NOTE 16 – SUBSEQUENT EVENTS

The Board of Directors approved and declared a dividend of $0.0025 per share on March 27, 2026 for each quarterly period ending June 30, 2026 through June 30, 2027. A total dividend of $37,931 was paid on October 10, 2026 to common stockholders on record at September 30, 2026. A dividend has been declared for the period ending December 31, 2026.

On October 5, 2026, a total of 14,459 shares of Common Stock were issued to nine Series A Preferred shareholders for the quarterly dividend to those Series A Preferred shareholders for the quarter ended September 30, 2026.

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

Results of Operations

Our total operating revenues for the three and nine months ended September 30, 2026, were $2,159,699 and $5,627,669, respectively, and $1,302,814 and $3,553,219, respectively for the three and nine months ended September 30, 2025. The increase is due to increased volume for our environmental services subsidiary. There was a new contract services agreement signed by RMC Environmental Services effective February 1, 2025. This new contract significantly increased the revenue for this subsidiary.

Our total cost of revenues for the three and nine months ended September 30, 2026, were $2,073,960 and $5,180,345, respectively and $1,156,678 and $2,923,888, respectively for the three and nine months ended September 30, 2025. The primary driver in this increase is the result of the new business contract with RMC Environmental services mentioned above.

Our total operating expenses for the three and nine months ended September 30, 2026, were $184,141 and $723,158, respectively and $244,506 and $887,060, respectively for the three and nine months ended September 30, 2025. The decrease was due to a decrease in general and administrative expenses in both three and nine month periods.

Total other income and expenses for the three and nine months ended September 30, 2026, were other income of $117,853 and $18,147, respectively and other expenses of $110,478 and $59,402, respectively for the three and nine months ended September 30, 2025. The primary reasons for the fluctuations were due to gains and losses on warrant fair value adjustment.

Total net income (loss) for the three and nine months ended September 30, 2026, were net income of $19,451 and net loss of $257,687, respectively. Total net loss for the three and nine months ended September 30, 2025, were $208,848 and $317,131, respectively.

Liquidity and Capital Resources

The Company’s primary use of positive cash flow has been to fund corporate holding and public company costs. As of September 30, 2026, the Company has positive working capital of $710,744, a cash balance of $245,854 and positive total cash flow of $93,990. Despite recurring losses, management believes that the Company has sufficient liquidity to meet its obligations through the twelve months. In order to execute on its investment and growth plans, the Company will likely be required to raise additional proceeds, through the issuance of equity or debt securities. While we anticipate generating sufficient cash flow from operations to meet our obligations and plans, if necessary, we can reduce investment expenditures or seek alternative financing to enhance our liquidity position.

Dividends

We paid dividends totaling $37,898 on July 10, 2026 ($0.0025 per share) for the Company’s second quarter 2026 dividend payment (for the three months ended June 30, 2026). On January 30, 2025, our Board of Directors authorized the Company to pay a $0.01 per share dividend for the next four calendar quarters starting on June 30, 2025 and ending on June 30, 2026. On March 27, 2026 the Board authorized the Company to continue the quarterly dividend for the periods June 30, 2026 and ending on June 30, 2027, and may continue to authorize additional dividend payments thereafter.

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

With respect to the period ending September 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2026, the Company’s management, including its Chief Executive Office and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s insufficient number of staff performing accounting and reporting functions. Through the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(2)	Amended & Restated Certificate of Incorporation
3.3(1)	By-Laws
4.1(1)	Specimen Unit Certificate
4.2(1)	Specimen Common Stock Certificate
4.3(1)	Specimen Warrant Certificate
4.4(2)	Warrant Agreement, dated March 17, 2021, by and between Registrant and Continental Stock Transfer & Trust Company, LLC
21.1	List of Subsidiaries of Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification (CEO)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (CFO)
32.1**	Section 1350 Certification (CEO)
32.2**	Section 1350 Certification (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q for the period ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101 attachments).

 ________

* Filed herewith

** Furnished herewith

(1)	Previously filed as an exhibit to our Form S-1, dated February 2, 2021, as amended, and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 23, 2021, and incorporated by reference herein.

PART III – SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royalty Management Holding Corporation

By:	/s/ Thomas M. Sauve
Name:	Thomas M. Sauve
Title:	Chief Executive Officer
Date:	November 13, 2026

By:	/s/ Amanda Kruse
Name:	Amanda Kruse
Title:	Chief Financial Officer
Date:	November 13, 2026

